Form 10QSB
period 1996-03-31
NATIONAL PROPERTY INVESTORS 7
filed 1996-05-15
CIK 732439

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-13454


                          NATIONAL PROPERTY INVESTORS 7
             (Exact name of Registrant as specified in its charter)



          California                                           13-3230613
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  . No      .


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                        NATIONAL PROPERTY INVESTORS 7

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                 March 31, 1996

 Assets
      Cash and cash equivalents:
            Unrestricted cash                                           $   2,528
            Restricted                                                        561
      Escrow deposits                                                         624
      Other assets                                                            423
      Investment properties:
        Land                                          $   3,738
        Buildings and related personal property          40,957
                                                         44,695
        Less accumulated depreciation                   (21,115)           23,580

                                                                        $  27,716


 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued expenses                             $     414
      Tenants' security deposits                                              166
      Mortgage notes payable                                               18,246

 Partners' Capital (Deficit):
      General partner                                 $    (213)
      Limited partners (60,517 units issued
            and outstanding)                              9,103             8,890

                                                                        $  27,716

           See Accompanying Notes to Consolidated Financial Statements



b)                        NATIONAL PROPERTY INVESTORS 7

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                             1996          1995
 Revenues:
    Rental income                                          $ 1,740       $ 1,660
    Other income                                                73            47
          Total revenues                                     1,813         1,707

 Expenses:
    Operating                                                  902           840
    General and administrative                                  80            71
    Depreciation                                               414           448
    Interest                                                   390           374
          Total expenses                                     1,786         1,733

 Net income (loss)                                         $    27       $   (26)

 Net income (loss) allocated to general partner (1%)       $    --       $    --
 Net income (loss) allocated to limited partners (99%)          27           (26)

 Net income (loss)                                         $    27       $   (26)

 Net income (loss) per limited partnership unit            $   .44       $  (.43)

           See Accompanying Notes to Consolidated Financial Statements


c)                        NATIONAL PROPERTY INVESTORS 7

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units        Partner        Partners        Total
Original capital contributions      60,517       $     1      $  30,259      $  30,260

Partners' (deficit) capital
   at December 31, 1995             60,517       $  (213)     $   9,076      $   8,863

Net income for the three
   months ended March 31, 1996          --            --             27             27

Partners' (deficit) capital
   at March 31, 1996                60,517       $  (213)     $   9,103      $   8,890

           See Accompanying Notes to Consolidated Financial Statements


d)                        NATIONAL PROPERTY INVESTORS 7

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                      March 31,
                                                                1996            1995
 Cash flows from operating activities:
    Net income (loss)                                         $    27         $   (26)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation                                                 414             448
     Amortization of loan costs                                    16               7
     Change in accounts:
       Escrow deposits                                            (33)           (103)
       Other assets                                               200              21
       Accounts payable and accrued expenses                      195              70
       Tenants' security deposit liabilities                       (7)              6

          Net cash provided by operating activities               812             423

 Cash flows from investing activities:
    Property improvements and replacements                        (48)            (44)
    Increase in restricted cash                                  (412)           (269)

          Net cash used in investing activities                  (460)           (313)

 Cash flows from financing activities:
    Payment of deferred interest payable                           --            (456)
    Mortgage principal repayments                                 (78)            (78)
    Loan costs paid                                               (23)            (15)

          Net cash used in financing activities                  (101)           (549)

 Net increase (decrease) in cash and cash equivalents             251            (439)

 Cash and cash equivalents at beginning of period               2,277           1,621

 Cash and cash equivalents at end of period                   $ 2,528         $ 1,182

 Supplemental information:
    Interest paid                                             $   358         $   824

           See Accompanying Notes to Consolidated Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI, Inc."), and affiliates were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                 March 31,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                              $ 90,000       $ 84,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  53,000         60,000

For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the three months ended March 31, 1995, are insurance premiums of approximately $47,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity Investments, Inc. is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI, Inc.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. NPI, Inc. is the sole shareholder of the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Fairway View II Apartments
    Baton Rouge, Louisiana                           94%         97%

 Northwoods Apartments
    Pensacola, Florida                               95%         98%

 Patchen Place Apartments
    Lexington, Kentucky                              93%         91%

 The Pines Apartments
    Roanoke, Virginia                                99%         99%

 South Point Apartments
    Durham, North Carolina                           98%         97%


The Managing General Partner attributes the decrease in occupancy at Fairway View II to the fire in 1995 which damaged several apartment units. The units have been completely restored and are currently occupied. The decrease in occupancy at Northwoods Apartments has been the result of military turnover. The Managing General Partner expects a new training program at the local military base and the resulting influx of trainees to increase occupancy in the near future.

The Partnership's net income for the three months ended March 31, 1996, was approximately $27,000 versus a net loss of $26,000 for the same period of 1995. The increase in net income is primarily attributable to an increase in rental income due to rental rate increases at all properties. In addition, other income increased due to the Partnership maintaining higher cash balances in interest-bearing accounts. Partially offsetting these increases to income was an increase in general and administrative expenses due to increased professional expenses, such as audit and legal expenses.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had cash and cash equivalents of approximately $2,528,000 as compared to $1,182,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and prepaid rents shown as accrued expenses. In addition, the decrease in other assets also increased cash provided by operations. Also contributing to the increase was the increase in net income as discussed above. Net cash used in investing activities increased due to increased restricted cash at the Partnership's three U.S. Department of Housing and Urban Development ("HUD") mortgaged properties. Net cash used in financing activities decreased due to the payment of $456,000 in 1995 of deferred interest related to Northwoods Apartments.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $18,246,000 is amortized over varying periods with required balloon payments ranging from July 1996 to September 2021, at which time the properties will either be refinanced or sold. Northwoods Apartments' mortgage matured May 1, 1996. An extension to July 1, 1996, was granted and it is expected that the mortgage will be refinanced during the second quarter of 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first quarter of 1996. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 NATIONAL PROPERTY INVESTORS 7


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       MANAGING GENERAL PARTNER



                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Treasurer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)


                                 Date:  May 15, 1996