Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS 7
filed 1996-08-14
CIK 732439

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996



 Assets
      Cash and cash equivalents:
            Unrestricted cash                                           $   2,832
            Restricted                                                        405
      Escrow deposits                                                         835
      Other assets                                                            445
      Investment properties:
        Land                                          $   3,738
        Buildings and related personal property          41,057
                                                         44,795
        Less accumulated depreciation                   (21,520)           23,275

                                                                        $  27,792


 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued expenses                             $     505
      Tenants' security deposits                                              160
      Mortgage notes payable                                               18,166

 Partners' Capital (Deficit):
      General partner                                 $    (212)
      Limited partners (60,517 units issued
            and outstanding)                              9,173             8,961

                                                                        $  27,792

           See Accompanying Notes to Consolidated Financial Statements


b)                        NATIONAL PROPERTY INVESTORS 7

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended            Six Months Ended
                                          June 30,                      June 30,
                                     1996           1995           1996          1995
 Revenues:
     Rental income                $   1,754      $   1,689     $    3,494      $   3,349
     Other income                        95             65            168            112
         Total revenues               1,849          1,754          3,662          3,461
 Expenses:
     Operating                          912            854          1,814          1,694
     Interest                           356            399            746            773
     Depreciation                       415            448            829            896
     General and administrative          95             72            175            143
         Total expenses               1,778          1,773          3,564          3,506

     Net income (loss)             $     71      $     (19)    $       98      $     (45)

 Net income (loss) allocated
 to general partner (1%)           $      1      $      --     $        1      $      --

 Net income (loss) allocated
 to limited partners (99%)               70            (19)            97            (45)
                                   $     71      $     (19)    $       98      $     (45)
 Net income (loss) per
     limited partnership unit      $   1.16      $    (.31)    $     1.61      $    (.74)


           See Accompanying Notes to Consolidated Financial Statements


c)                        NATIONAL PROPERTY INVESTORS 7

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units        Partner        Partners        Total
Original capital contributions      60,517       $     1      $  30,259      $  30,260

Partners' (deficit) capital
   at December 31, 1995             60,517       $  (213)     $   9,076      $   8,863

Net income for the six
   months ended June 30, 1996           --             1             97             98

Partners' (deficit) capital
   at June 30, 1996                 60,517       $  (212)     $   9,173      $   8,961

           See Accompanying Notes to Consolidated Financial Statements


d)                        NATIONAL PROPERTY INVESTORS 7

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Six Months Ended
                                                                       June 30,
                                                                1996            1995
 Cash flows from operating activities:
    Net income (loss)                                         $    98         $   (45)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation                                                 829             896
     Amortization of loan costs                                    23              29
     Change in accounts:
       Escrow deposits                                           (244)           (226)
       Other assets                                               172              10
       Accounts payable and accrued expenses                      286             117
       Tenants' security deposit liabilities                      (13)              5

          Net cash provided by operating activities             1,151             786

 Cash flows from investing activities:
    Property improvements and replacements                       (172)           (109)
    Increase in restricted cash                                  (256)           (395)

          Net cash used in investing activities                  (428)           (504)

 Cash flows from financing activities:
    Payment of deferred interest payable                           --            (456)
    Mortgage principal repayments                                (158)           (162)
    Loan costs paid                                               (10)            (44)

          Net cash used in financing activities                  (168)           (662)

 Net increase (decrease) in cash and cash equivalents             555            (380)

 Cash and cash equivalents at beginning of period               2,277           1,621

 Cash and cash equivalents at end of period                   $ 2,832         $ 1,241

 Supplemental information:
    Interest paid                                             $   715         $ 1,189

           See Accompanying Notes to Consolidated Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   National Property Investors 7 (the "Partnership") has no employees and is dependent on NPI Equity Investments, Inc. and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI, Inc."), and affiliates were charged to expense in 1996 and 1995:



                                                          For the Six Months Ended
                                                                  June 30,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                              $180,000        $169,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                 115,000         113,000


   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $94,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI.

   On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia Financial Group, Inc.("Insignia"), a Delaware corporation , all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. NPI, Inc. is the sole shareholder of the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

   Upon the Closing, the officers and directors of NPI, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Fairway View II Apartments
    Baton Rouge, Louisiana                           95%         97%

 Northwoods Apartments
    Pensacola, Florida                               96%         98%

 Patchen Place Apartments
    Lexington, Kentucky                              93%         91%

 The Pines Apartments
    Roanoke, Virginia                                98%         98%

 South Point Apartments
    Durham, North Carolina                           94%         95%


   The Partnership's net income for the three and six month periods ended June 30, 1996, was approximately $71,000 and $98,000 respectively, versus net losses of $19,000 and $45,000, respectively for the same periods of 1995. The increase in net income is primarily attributable to an increase in rental income due to rental rate increases at all properties. In addition, other income increased due to the Partnership maintaining higher cash balances in interest-bearing accounts. Partially offsetting these increases to income was an increase in operating expenses and general and administrative expenses. The increase in operating expense was primarily attributable to the completion of repair work related to a fire at Fairway View II in 1995. The increase in general and administrative expense is due to increased professional expenses, such as audit and legal expenses.

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

   At June 30, 1996, the Partnership had cash and cash equivalents of approximately $2,832,000 as compared to $1,241,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of the increase in net income, as discussed above, an increase in accounts payable and accrued expenses and a decrease in other assets. Net cash used in investing activities decreased due to decreased restricted cash at the Partnership's three U.S. Department of Housing and Urban Development ("HUD") mortgaged properties. Net cash used in financing activities decreased due to the payment of $456,000 in 1995 of deferred interest related to Northwoods Apartments.

   The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $18,166,000 is amortized over varying periods with required balloon payments ranging from September 1, 1996, to September 2021, at which time the properties will either be refinanced or sold. Currently, the Managing General Partner is working to refinance all of the Partnership's properties with the exception of the Pines Apartments. Northwoods Apartments' mortgage matured May 1, 1996. An extension to July 1, 1996, was granted. The mortgage was refinanced as of July 1, 1996, with Lehman Brothers Holdings Inc.; the new principal amount is $5,000,000 with a maturity date of September 1, 1996. The Managing General Partner is working to secure permanent financing; however, there can be no assurance that this will be achieved in which case the property will either be sold or could be foreclosed. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995 or during the second quarter of 1996. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None were filed during the quarter ended June 30, 1996.




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


                                 Date: August 13, 1996