Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS 7
filed 1996-11-07
CIK 732439

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


              For the quarterly period ended September 30, 1996

                                      or

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  . No      .

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         NATIONAL PROPERTY INVESTORS 7

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1996


Assets
  Cash and cash equivalents:
       Unrestricted cash                                         $    5,891
       Restricted                                                       552
  Escrow deposits                                                       761
  Other assets                                                          668
  Investment properties:
    Land                                          $   3,738
    Buildings and related personal property          41,144
                                                     44,882
    Less accumulated depreciation                   (21,945)         22,937

                                                                  $  30,809

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable and accrued expenses                           $     532
  Tenants' security deposits                                            154
  Mortgage notes payable                                             21,173

Partners' Capital (Deficit):
  General partner                                 $    (212)
  Limited partners (60,517 units issued
       and outstanding)                               9,162           8,950

                                                                 $   30,809

          See Accompanying Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS 7

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                       1996       1995           1996       1995
Revenues:
 Rental income                      $  1,707   $   1,719      $  5,201   $   5,068
 Other income                            121          62           289         174
   Total revenues                      1,828       1,781         5,490       5,242
Expenses:
 Operating                               899         876         2,690       2,570
 Interest                                426         372         1,195       1,145
 Depreciation                            425         448         1,254       1,344
 General and administrative               89          59           264         202
   Total expenses                      1,839       1,755         5,403       5,261

 Net (loss) income                  $    (11)  $      26      $     87   $     (19)

Net (loss) income allocated
 to general partner (1%)            $     --   $      --      $      1   $      --

Net (loss) income allocated
 to limited partners (99%)               (11)         26            86         (19)
                                    $    (11)  $      26      $     87   $     (19)

Net (loss) income per
 limited partnership unit           $   (.18)  $     .43      $   1.42   $    (.31)

            See Accompanying Notes to Consolidated Financial Statements

c)                         NATIONAL PROPERTY INVESTORS 7

               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)

                                   Limited
                                 Partnership    General      Limited
                                    Units      Partners     Partners       Total
Original capital contributions      60,517       $     1    $  30,259    $  30,260

Partners' (deficit) capital
at December 31, 1995                60,517       $  (213)   $   9,076    $   8,863

Net income for the nine months
ended September 30, 1996                --             1           86           87

Partners' (deficit) capital
at September 30, 1996               60,517       $  (212)  $    9,162    $   8,950

          See Accompanying Notes to Consolidated Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 7

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                             1996         1995
Cash flows from operating activities:
  Net income (loss)                                        $   87       $   (19)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation                                             1,254         1,344
   Amortization of loan costs                                  28            41
   Change in accounts:
     Escrow deposits                                         (170)         (233)
     Other assets                                             115            (3)
     Accounts payable and accrued expenses                    312           185
     Tenants' security deposit liabilities                    (19)            2

       Net cash provided by operating activities            1,607         1,317

Cash flows from investing activities:
  Property improvements and replacements                     (259)         (142)
  Increase in restricted cash                                (403)         (618)

       Net cash used in investing activities                 (662)         (760)

Cash flows from financing activities:
  Note principal repayments                                    --           (50)
  Payment of deferred interest payable                         --          (456)
  Mortgage principal repayments                              (225)         (238)
  Repayment of mortgage note payable                       (1,926)           --
  Proceeds from refinancing                                 5,000            --
  Loan costs paid                                            (180)          (44)

       Net cash provided by (used in) financing
           activities                                       2,669          (788)

Net increase (decrease) in cash and cash equivalents        3,614          (231)

Cash and cash equivalents at beginning of period            2,277         1,621

Cash and cash equivalents at end of period                $ 5,891       $ 1,390

Supplemental information:
  Interest paid                                           $ 1,089       $ 1,549

            See Accompanying Notes to Consolidated Financial Statements

e)                         NATIONAL PROPERTY INVESTORS 7

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  National Property Investors 7 (the "Partnership") has no employees and is dependent on NPI Equity and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

  Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

  The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense in 1996 and 1995:

                                                        For the Nine Months Ended
                                                              September 30,
                                                            1996            1995
Property management fees (included in operating
  expenses)                                               $266,000       $255,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  165,000        169,000

  During the nine months ended September 30, 1996, the Partnership paid approximately $52,000 to affiliates of the Managing General Partner for expense reimbursements and brokerage fees incurred in connection with the July 12, 1996, refinancing of the Northwoods Apartments (see "Note C"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

  For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

  Included in operating expenses for the nine months ended September 30, 1995, are insurance premiums of approximately $140,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NOTE C - MORTGAGE NOTES PAYABLE

  On July 12, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments. The refinancing replaced indebtedness on Northwoods in the amount of approximately $1,926,000. The debt refinanced carried a stated interest rate of 9.4% and had a maturity date of May 1, 1996. An extension to July 1, 1996, had been granted. The new mortgage indebtedness of $5,000,000 carries an interest rate of 7.94% at September 30, 1996 (2.5% plus the LIBO rate), and the maturity date has been extended to November 15, 1996. The Managing General Partner is currently working to secure permanent financing for the property.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Fairway View II Apartments
  Baton Rouge, Louisiana                           96%         97%

Northwoods Apartments
  Pensacola, Florida                               96%         98%

Patchen Place Apartments
  Lexington, Kentucky                              93%         92%

The Pines Apartments
  Roanoke, Virginia                                98%         98%

South Point Apartments
  Durham, North Carolina                           90%         96%

    The Managing General Partner attributes the decrease in occupancy at South Point to a number of new apartments in the Durham area. In addition, no lease concessions are being offered at the property

     The Partnership's net income for the nine months ended September 30, 1996 was approximately $87,000. The Partnership had a net loss of $11,000 for the three months ended September 30, 1996. The Partnership reported a net loss of approximately $19,000 and income of $26,000 for the same periods of 1995. The increase in net income for the nine months ended September 30, 1996, is primarily attributable to an increase in rental income due to rental rate increases at all properties. In addition, other income increased due to an increase in interest-bearing cash reserves. Partially offsetting these increases to income was an increase in operating expenses and general and administrative expenses. The increase in operating expense was partially attributable to the completion of repair work related to a fire at Fairway View II in 1995. The increase in general and administrative expenses is due to increased professional expenses, such as audit and legal. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. In addition, interest expense has increased due to the refinancing of Northwoods as discussed in "Note C". The net loss for the three months ended September 30, 1996, is primarily attributable to increased interest expense due to the Northwoods Apartments refinancing, as well as increased operating and general and administrative expenses, as discussed previously.

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

     At September 30, 1996, the Partnership had cash and cash equivalents of approximately $5,891,000 as compared to $1,390,000 at September 30, 1995. Net cash provided by operating activities increased primarily as a result of the changes in accounts payable and accrued expenses due to the timing of payments. In addition, the decrease in other assets and the increase in net income, as discussed above, increased cash provided by operations. Net cash used in investing activities decreased due to lower restricted cash balances, partially offset by increased property improvements and replacements. The change from cash used in financing activities to cash provided by financing activities is due to the refinancing of Northwoods as discussed in "Note C".

  The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $21,173,000 is amortized over varying periods with required balloon payments ranging from November 15, 1996 (Northwoods Apartments; see below), to September 2021, at which time the properties will either be refinanced or sold. Currently, the Managing General Partner is working to refinance all of the Partnership's properties with the exception of the Pines Apartments. Northwoods Apartments' mortgage matured May 1, 1996. An extension to July 1, 1996 was granted. The mortgage was refinanced as of July 12, 1996, with Lehman Brothers Holdings, Inc.; the new principal amount is $5,000,000 with a maturity date of November 15, 1996. The Managing General Partner is working to secure permanent financing; however, there can be no assurance that this will be achieved in which case the property will either be sold or could be foreclosed. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in 1995 or during the first three quarters of 1996.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None were filed during the quarter ended September 30, 1996.


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


                           Date: November 7, 1996