Form 10KSB
period 1996-12-31
NATIONAL PROPERTY INVESTORS 7
filed 1997-03-07
CIK 732439

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF
  1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-13454

                         NATIONAL PROPERTY INVESTORS 7

     California                                                13-3230613
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina, 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. X

State issuer's revenues for its most recent fiscal year. $7,339,000

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1. Description of Business

National Property Investors 7 (the "Partnership" or "Registrant") was organized in October 1983 as a California limited partnership under the Uniform Limited Partnership Laws of California. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner") on December 20, 1991, succeeding NPI Management Corp. (the "Prior Managing General Partner"). The Managing General Partner also acquired the general partner interest of IRI Properties Capital Corp., the Registrant's former corporate general partner, on December 20, 1991, and CDG Associates, the Registrant's former associate general partner, during January 1992. The Managing General Partner is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"), which is wholly owned by an affiliate of Insignia Financial Group, Inc. ("Insignia").

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-84975), was declared effective by the Securities and Exchange Commission on February 10, 1984. The Partnership marketed its securities pursuant to its Prospectus dated February 10, 1984, which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) and 424 (c) of the Securities Act of 1933.

The principal business of the Partnership is and has been to acquire, hold for investment, and ultimately sell income-producing real property. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

From February 1984 through February 1985, the Partnership offered $50,000,000 in Limited Partnership units and sold units having an initial cost of $30,259,000. The net proceeds of this offering were used to purchase seven income producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. One property was sold and another was foreclosed on in 1994. Subsequent to the completion of the acquisition activities in March 1986, the principal activity of the Partnership has been managing its portfolio. See "Item 2, Description of Properties" for a description of the Partnership's properties.

The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses such as local real estate taxes are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability of marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that is a potentially responsible party with respect to an environmental clean up site.

The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the general partners' strategy as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain financing, refinancing or debt modification as required.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Managing General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

New officers and directors of each of those entities were elected. See "Item 9, Directors and Executive Officers of the Registrant."

On January 19, 1996, Insignia NPI L.L.C. ("Insignia LCC"), an affiliate of Insignia acquired from DeForest II all of its interest in the Registrant. Pursuant to a Schedule 13-D filed by Insignia Properties, LP with the Securities and Exchange Commission, Insignia Properties, LP acquired 25,065 limited partnership units or approximately 41.4% of the total limited partnership units of the Registrant.

Item 2.  Description of Properties:

The following table sets forth the Partnership's investments in properties:

                              Date of
Property                      Purchase    Type of Ownership          Use

Fairway II Apartments         11/84       Fee ownership subject to   Apartment
 Baton Rouge, Louisiana                    first mortgage            204 units

The Pines Apartments          04/85       Fee ownership subject to   Apartment
 Roanoke, Virginia                         first mortgage            216 units

Patchen Place Apartments      07/85       Fee ownership subject to   Apartment
 Lexington, Kentucky                       first mortgage            202 units

Northwood I & II Apartments   07/85       Fee ownership subject to   Apartment
 Pensacola, Florida                        first mortgage            320 units

South Point Apartments        03/86       Fee ownership subject to   Apartment
 Durham, North Carolina                    first mortgage            180 units


Schedule of Properties:
(dollar amounts in thousands)


                       Carrying   Accumulated                         Federal
Property                Value     Depreciation     Rate     Method   Tax Basis

Fairway View II         $10,348    $ 4,642     5-27.5 yrs    S/L      $ 2,951
The Pines                 7,771      4,152     5-27.5 yrs    S/L        2,244
Patchen Place             8,401      4,765     5-27.5 yrs    S/L        2,646
Northwoods I & II         9,388      4,616     5-27.5 yrs    S/L        2,929
South Point               9,115      4,197     5-27.5 yrs    S/L        3,413

    Total               $45,023    $22,372                            $14,183


See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

Schedule of Mortgages:
(dollar amounts in thousands)


                     Principal                                      Principal
                     Balance At                                      Balance
                    December 31,  Interest     Period    Maturity     Due At
Property                1996        Rate     Amortized     Date      Maturity

Fairway View II       $ 4,200       7.33%       None     11/01/03    $ 4,200
The Pines               3,517       8.56%      30 yrs    02/01/01      3,357
Patchen Place           3,000       7.33%       None     11/01/03      3,000
Northwoods I & II       5,000       7.33%       None     11/01/03      5,000
South Point             4,600       7.33%       None     11/01/03      4,600

  Total               $20,317                                        $20,157


Schedule of Rental Rates and Occupancy:

                                     Average Annual            Average
                                      Rental Rates            Occupancy
Property                           1996          1995       1996      1995

Fairway View II               $6,399/unit   $6,565/unit      96%       97%
The Pines                      6,471/unit    6,197/unit      98%       98%
Patchen Place                  6,602/unit    6,453/unit      92%       92%
Northwoods I & II              5,836/unit    5,543/unit      97%       98%
South Point                    7,934/unit    7,521/unit      91%       96%

The Managing General Partner attributes the decrease in occupancy at South Point to a number of new apartments in the Durham area. In addition, no lease concessions are being offered at the property.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were:


                                             1996          1996
                                            Billing        Rate

Fairway View II                           $ 53,475       10.01%
The Pines                                   69,749        1.13%
Patchen Place                               44,697         .97%
Northwoods I & II                          124,721        2.25%
South Point                                 97,099        1.62%


Item 3. Legal Proceedings

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.



                                      PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 1,994 holders of record owning an aggregate of 60,517 units.

No distributions were paid during the year ended December 31, 1996 and 1995. At December 31, 1996, distributions of approximately $1,960,000 had been declared and accrued. These distributions were paid to the partners in January 1997. Approximately $1,940,000 ($32.06 per limited partnership unit) went to the limited partners and approximately $20,000 to the general partners. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point of approximately $1,561,000 and the remaining from operations of approximately $399,000. Future cash distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $57,000 compared to net income of approximately $198,000 for the corresponding period of 1995. The change in net income (loss) from 1995 to 1996 is primarily attributable to increases in operating, interest and general and administrative expenses. The increase in operating expense is attributable to the completion of repair work in 1996 related to a fire at Fairway View II in 1995. Included in operating expense is $251,000 of repairs and maintenance comprised of major landscaping, exterior building repairs, and parking lot repairs for the year ended December 31, 1996. Interest expense increased primarily due to the increased mortgage principal balance on the Northwoods property. The refinancings (see Liquidity and Capital Resources) replaced existing debt of approximately $14,554,000 with new mortgage indebtedness of approximately $16,800,000. The Southpoint, Patchen Place and Fairway View II properties were refinanced with conventional debt and are no longer subject to certain requirements of the Department of Housing and Urban Development. The Partnership recorded an extraordinary loss on the refinancings of $90,000. The increase in general and administrative expense is primarily due to increased professional fees and related costs. Partially offsetting the items noted above are increases in other income and rental income. Other income increased due to an increase in interest-bearing reserves. Rental income increased due to rental rate increases at all properties except Fairway View II, which were partially offset by a decline in occupancy at Southpoint Apartments. Occupancy at the Partnership's remaining properties remained relatively constant.

The decrease in income is also attributable to an increase in operating expense and general and administrative expenses. The increase in operating expense is attributable to the completion of repair work in 1996 related to a fire at Fairway View II in 1995. Included in operating expense is $251,000 of major repairs and maintenance comprised of major landscaping, exterior building repairs, and parking lot repairs for the year ended December 31, 1996. The increase in general and administrative expense is due to increased professional expenses, such as audit and legal expense. The increase in expense reimbursements during the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. Offsetting the items noted above are increases in other income and rental income. Other income increased due to an increase in interest-bearing reserves. Rental income increased due to rental rate increases at all properties except for Fairway View II Apartments. Occupancy rates remained relatively consistent at all the properties except for South Point which was offset by rental rate increases.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1996, the Partnership held unrestricted cash of approximately $5,471,000 compared to approximately $2,277,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of the change in other assets and accounts payable due to the timing of collections on accounts receivable and the timing of payments on accounts payable. Offsetting the above increases in cash was the decrease in net income, as discussed above. Net cash used in investing activities increased due to an increase in property improvements and replacements. The change from cash used in financing activities in 1995 to cash provided by financing activities in 1996 is due to the refinancing of Fairway View II, Patchen Place, Northwoods, and South Point. In November 1996, the Partnership refinanced the mortgages secured by the Fairway View II, Patchen Place and Southpoint properties, which were purchased on behalf of the Partnership by three lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the properties, ownership of Fairway View II, Patchen Place and Southpoint reverted to the Partnership and the three lower tier partnerships were dissolved. The properties were refinanced with conventional debt no longer subject to certain requirements of the Department of Housing and Urban Development.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

On July 12, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments. The refinancing replaced indebtedness on Northwoods in the amount of approximately $1,926,00. The debt refinanced carried a stated interest rate of 9.4% and had a maturity date of May 1, 1996. An extension to July 1, 1996, had been granted. The new mortgage indebtedness of $5,000,000 carried an interest rate of 2.5% plus the LIBOR rate, and the maturity date had been extended to November 15, 1996.

On November 13, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments. The refinancing replaced indebtedness on Northwoods in the amount of $5,000,000. The refinancing replaced the existing indebtedness which carried an interest rate of 2.5% plus the LIBOR rate and had a maturity date of November 15, 1996. The new mortgage indebtedness of $5,000,000 carries a stated interest rate of 7.33%. The loan requires interest only payments with the principal balance maturing on November 1, 2003.

On November 13, 1996, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced indebtedness on Patchen Place in the amount of approximately $2,802,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7% and had a maturity date of November 2013. The new mortgage indebtedness of $3,000,000 carries a stated interest rate of 7.33%. The loan requires interest only payments with the principal balance maturing on November 1, 2003.

On November 13, 1996, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced indebtedness on South Point in the amount of approximately $4,165,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7.5% and had a maturity date of September 2021. The new mortgage indebtedness of $4,600,000 carries a stated interest rate of 7.33%. The loan requires interest only payments with the principal balance maturing on November 1, 2003. As a result of the refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of approximately $43,000 due to pre-payment penalties.

On November 13, 1996, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness on Fairway View II in the amount of approximately $5,661,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7.5% and had a maturity date of July 2020. The new mortgage indebtedness of $4,200,000 carries a stated interest rate of 7.33%. The loan requires interest only payments with the principal balance maturing on November 1, 2003. As a result of the refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of approximately $47,000 due to pre-payment penalties.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $20,317,000 with stated interest rates of 7.33% to 8.56%, has maturity dates ranging from February 1, 2001 to November 1, 2003. No distributions were paid during the year ended December 31, 1996, and 1995. At December 31, 1996, distributions of approximately $1,960,000 had been declared and accrued. These distributions were paid to the partners in January 1997. Approximately $1,940,000 ($32.06 per limited partnership unit) was distributed to the limited partners and approximately $20,000 to the general partners. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point, of approximately $1,561,000, and the remaining from operations of approximately $399,000. Future cash distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


ITEM 7.  FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Balance Sheet - December 31, 1996

      Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

      Notes to Consolidated Financial Statements






                          Independent Auditors' Report




To the Partners
National Property Investors 7
Greenville, South Carolina

We have audited the accompanying balance sheet of National Property Investors 7, (a limited partnership) (the "Partnership") as of December 31, 1996, and the related consolidated statements of operations, partners' capital deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position National Property Investors 7 and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    /s/ Imowitz Koenig & Co., LLP


New York, N.Y.
January 30, 1997


                         NATIONAL PROPERTY INVESTORS 7

                                 BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1996


Assets
  Cash and cash equivalents                                     $ 5,471
  Escrow deposits                                                   624
  Other assets                                                      999
  Investment properties (Notes B and E)
     Land                                        $  3,738
     Buildings and related
       personal property                           41,285
                                                   45,023
     Less accumulated depreciation                (22,372)       22,651

                                                                $29,745

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued expenses                         $   473
  Distribution Payable                                            1,960
  Tenants' security deposits                                        149
  Mortgage notes payable (Note B)                                20,317

Partners' Capital (Deficit)
  General partner                                $   (234)
  Limited partners (60,517 units issued
     and outstanding)                               7,080         6,846

                                                                $29,745


          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except unit data)


                                                    Years Ended December 31,
                                                       1996          1995

Revenues:
  Rental income                                        $6,938       $6,879
  Other income                                            401          262
      Total revenues                                    7,339        7,141

Expenses:
  Operating                                             3,649        3,454
  Interest                                              1,620        1,516
  Depreciation                                          1,681        1,713
  General and administrative                              356          260
      Total expense                                     7,306        6,943

   Income before extraordinary item                        33          198

Extraordinary item - loss on early
  extinguishment of debt (Note B)                         (90)          --

   Net (loss) income (Note C)                          $  (57)      $  198

Net (loss) income allocated to
  general partners  (1%)                               $   (1)      $    2
Net (loss) income allocated to
  limited partners (99%)                                  (56)         196
   Net (loss) income                                   $  (57)      $  198

Net (loss) income per limited partnership unit:
  Income before extraordinary item                     $  .54       $ 3.24
  Extraordinary item - loss on early
  extinguishment of debt                                (1.47)          --
   Net (loss) income                                   $ (.93)      $ 3.24

Distribution per unit of limited partnership unit:     $32.05       $   --


          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands except unit data)

                                    Limited
                                  Partnership   General    Limited
                                     Units     Partners    Partners      Total

Original Capital contributions      60,517        $   1     $30,259     $30,260

Partners'  (deficit) capital at
December 31, 1994                   60,517        $(215)    $ 8,880     $ 8,665

Net income for the year ended
December 31,1995                                      2         196         198

Partners' (deficit) capital at
December 31, 1995                   60,517         (213)      9,076       8,863

Net loss for the year ended
ended December 31, 1996                              (1)        (56)        (57)

Distributions payable                               (20)     (1,940)     (1,960)

Partners' (deficit) capital at
December 31, 1996                   60,517        $(234)    $ 7,080     $ 6,846


          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                           1996        1995

Cash flows from operating activities:
  Net (loss) income                                        $   (57)    $  198
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            1,681      1,713
     Amortization of loan costs                                 47         49
     Extraordinary item - loss on early
       extinguishment of debt                                   90         --
     Change in accounts:
       Escrow deposits                                         (33)      (167)
       Other assets                                            211       (181)
       Accounts payable and accrued expenses                   253          8
       Tenants' security deposit                               (23)        (7)

          Net cash provided by
            operating activities                             2,169       1,613

Cash flows from investing activities:
  Property improvements and replacements                      (400)       (125)
  Restricted cash decrease                                     149          29

          Net cash used in investing activities               (251)        (96)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (253)       (312)
  Repayment of mortgage notes payable                      (19,554)         --
  Proceeds from long-term borrowings                        21,800          --
  Prepayment penalties                                         (90)         --
  Loan costs paid                                             (627)        (44)
  Note principal repayments                                     --         (50)
  Payment of deferred interest payable                          --        (456)
          Net cash provided by (used in)
            financing activities                             1,276        (862)

Net increase in cash and
  cash equivalents                                           3,194         655

Cash and cash equivalents at beginning of year               2,277       1,622

Cash and cash equivalents at end of year                   $ 5,471      $2,277

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,510      $1,910

Supplemental disclosure of non-cash financing activities
  Accrued Distribution to Partners                         $ 1,960      $   --


        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7

                   Notes to Consolidated Financial Statements

                               December 31, 1996

Note A - Organization and Significant Accounting Policies

Organization:

National Property Investors 7 (the "Partnership") is a California limited partnership organized in October 1983, to acquire and operate residential apartment complexes. The Partnership's General Partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership will terminate on December 31, 2008, or sooner, in accordance with the terms of the Agreement of Limited Partnership. As of December 31, 1996, the Partnership operates five residential apartment complexes located throughout the United States.

Principles of Consolidation:

In November 1996, the Partnership refinanced the mortgages secured by the Fairway View II, Patchen Place and Southpoint properties, which were purchased on behalf of the Partnership by three lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the properties, ownership of Fairway View II, Patchen Place and Southpoint reverted to the Partnership and the three lower tier partnerships were dissolved. The statements of operations for the years ended December 31, 1996 and December 31, 1995, and the statements of cash flows at December 31, 1995, are consolidated. All significant intercompany transactions and balances have been eliminated.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 10 to 27.50 years for buildings and improvements and seven years for furnishings.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. During 1996, the properties offered various concessions including reduced rent for the first month, variable move-in allowances, and reduced security deposits. Concessions are charged to expense as incurred.

Tenant Security Deposits:

The Partnership requires security deposits from all apartment lessees for the duration of the lease and are included in other assets. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs:

Loan costs of approximately $760,000 are included in "Other assets and deferred costs" in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the related loans. At December 31, 1996, accumulated amortization is approximately $68,000. Amortization of loan costs is included in interest expense.

Investment Properties:

In 1995 the Partnership adopted "FASB Statement No. 121," "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107," "Disclosure about Fair Value of Financial Instruments," as amended by "SFAS No. 119," "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $81,000 and $77,000 for the years ended December 31, 1996 and 1995, respectively.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):

                   Principal     Monthly                           Principal
                  Balance At     Payment     Stated                 Balance
                 December 31,   Including   Interest   Maturity     Due At
    Property         1996       Interest      Rate       Date      Maturity

Fairway View II    $ 4,200        $ 26        7.33%    11/01/03     $ 4,200
The Pines            3,517          28        8.56%    02/01/01       3,357
Patchen Place        3,000          18        7.33%    11/01/03       3,000
Northwoods I & II    5,000          31        7.33%    11/01/03       5,000
South Point          4,600          28        7.33%    11/01/03       4,600

   Total           $20,317        $131                              $20,157

On July 12, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments. The refinancing replaced indebtedness on Northwoods in the amount of approximately $1,926,000. The debt refinanced carried a stated interest rate of 9.4% and had a maturity date of May 1, 1996. An extension to July 1, 1996, had been granted. The new mortgage indebtedness of $5,000,000 carried an interest rate of 2.5% plus the LIBOR rate, and the maturity date had been extended to November 15, 1996.

On November 13, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments. The refinancing replaced indebtedness on Northwoods in the amount of $5,000,000. The refinancing replaced the existing indebtedness which carried an interest rate of 2.5% plus the LIBOR rate and had a maturity date of November 15, 1996. The new mortgage indebtedness of $5,000,000 carries a stated interest rate of 7.33%. The loan requires interest-only payments with the principal balance maturing on November 1, 2003.

On November 13, 1996, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced indebtedness on Patchen Place in the amount of approximately $2,802,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7% and had a maturity date of November, 2013. The new mortgage indebtedness of $3,000,000 carries a stated interest rate of 7.33%. The loan requires interest-only payments with the principal balance maturing on November 1, 2003.

On November 13, 1996, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced indebtedness on South Point in the amount of approximately $4,165,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7.5% and had a maturity date of September, 2021. The new mortgage indebtedness of $4,600,000 carries a stated interest rate of 7.33%. The loan requires interest-only payments with the principal balance maturing on November 1, 2003. As a result of the refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of approximately $43,000 due to pre-payment penalties.

On November 13, 1996, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness on Fairway View II in the amount of approximately $5,661,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7.5% and had a maturity date of July, 2020. The new mortgage indebtedness of $4,200,000 carries a stated interest rate of 7.33%. The loan requires interest-only payments with the principal balance maturing on November 1, 2003. As a result of the refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of approximately $47,000 due to pre-payment penalties.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The refinanced notes cannot be prepaid prior to November 15, 1997, thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.

The estimated fair values of the Partnership's aggregate debt is approximately $20,317,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                 1997                  $    34
                 1998                       37
                 1999                       41
                 2000                       44
                 2001                    3,361
              Thereafter                16,800

                                       $20,317

In November 1996, the Partnership refinanced the mortgages secured by the Fairway View II, Patchen Place and Southpoint properties, which were purchased on behalf of the Partnership by three lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the properties, ownership of Fairway View II, Patchen Place and Southpoint reverted to the Partnership and the three lower tier partnerships were dissolved. The properties were refinanced with conventional debt no longer subject to certain requirements of the Department of Housing and Urban Development.

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income
(loss) and Federal taxable income (in thousands except unit data):


                                            1996         1995

Net (loss) income as reported              $(57)        $ 198
Add (deduct):
  Depreciation differences                  (67)          (26)
  Miscellaneous                              71           (19)

Federal taxable income                     $(53)        $ 153

Federal taxable income
  per limited partnership unit             $.87         $2.50


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                            1996

Net assets as reported                    $ 6,846
Land and buildings                         (1,514)
Accumulated depreciation                   (6,957)
Syndication and distribution costs          3,555
Prepaid rent                                   34
Other                                          16
Distributions accrued                       1,960

Net assets - Federal tax basis            $ 3,940


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Managing General Partner during the years ended December 31, 1996 and 1995 are (in thousands):

                                            1996            1995

Property management fees                   $356             $345

Reimbursement for services of
  affiliates                                206              227


In addition to the items noted above, during the year ended December 31, 1996, the Partnership paid approximately $175,000 to affiliates of the Managing General Partner for expense reimbursements and brokerage fees incurred in connection with the July 12, 1996, and November 13, 1996, refinancings of Northwoods Apartments, Fairway View II Apartments, Patchen Place Apartments and South Point Apartments. These charges have been capitalized as loan costs, and will be amortized over the lives of the related loans.

Property management fees are included in operating expenses. Reimbursement for services of affiliates are included in general and administrative expenses. For services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to approximately $35,000 of reimbursement for the year ended December 31, 1996, and was not entitled to any reimbursement for 1995.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of a 5% return on adjusted invested capital. The Managing General Partner of the Registrant was not entitled to receive a fee for the years ended December 31, 1996 and 1995.

The Managing General Partners is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. There were no distributions of adjusted cash from operations for the years ended December 31, 1996 and 1995, however, a distribution to the general partner of $20,000 was accrued at December 31, 1996. The distribution was paid in 1997. Limited partners received a distribution of $1,940,000 which was accrued at December 31, 1996, and paid in 1997. The distributions were primarily from refinancing proceeds.

For the period January 19, 1996, to December 31, 1996, the Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $187,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

Note E - Investment Properties and Accumulated Depreciation
(dollar amounts in thousands)


                                        Initial Cost
                                       To Partnership
                                                                   Cost
                                               Buildings       Capitalized
                                              and Related       (Removed)
                                               Personal       Subsequent to
    Description      Encumbrances    Land      Property        Acquisition

Fairway View II       $ 4,200      $1,086      $ 8,788           $  474
The Pines               3,517         579        6,521              671
Patchen Place           3,000         706        6,409            1,286
Northwoods I & II       5,000         478        7,919              991
South Point             4,600         859        7,686              570

Total                  $20,317     $3,708      $37,323           $3,992


                             Gross Amount at Which Carried
                                  At December 31, 1996
                           Buildings
                        And Related
                          Personal            Accumulated     Year of       Date    Depreciable
   Description     Land   Property    Total   Depreciation  Construction  Acquired  Life-Years
Fairway View II   $1,094  $ 9,254    $10,348   $ 4,642          1981       11/84    5-27.5 yrs.
The Pines            584    7,187      7,771     4,152          1978       04/85    5-27.5 yrs.
Patchen Place        714    7,687      8,401     4,765          1971       07/85    5-27.5 yrs.
Northwoods I & II    483    8,905      9,388     4,616          1981       07/85    5-27.5 yrs.
South Point          863    8,252      9,115     4,197          1980       03/86    5-27.5 yrs.

Total             $3,738  $41,285    $45,023   $22,372


Reconciliation of Investment Properties and Accumulated Depreciation (in thousands):

                                                 Years Ended December 31,
                                                     1996          1995

Balance at beginning of year                       $44,647      $44,522
  Property Improvements                                400          125
  Disposals of property                                (24)          --

Balance at end of year                             $45,023      $44,647

                                                  Years Ended December 31,
                                                      1996          1995

Accumulated Depreciation

Balance at beginning of year                        $20,701      $18,988
  Additions charged to expense                        1,681        1,713
  Disposals of property                                 (10)          --

Balance at end of year                              $22,372      $20,701


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $43,512,000 and $43,111,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $29,329,000 and $27,581,000, respectively.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Managing General Partner is NPI Equity Investments, Inc. NPI Equity Investments, Inc. is a wholly owned affiliate of National Properties, Inc. ("NPI, Inc."), which is a wholly owned affiliate of Insignia.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity Investments, Inc. are set forth below. There are no family relationships between or among any officers or directors.


     Name                                Age               Position

William H. Jarrard, Jr.                  50                President and
                                                           Director

Ronald Uretta                            40                Vice President and
                                                           Treasurer

John K. Lines, Esq.                      37                Vice President and
                                                           Secretary

Kelley M. Buechler                       39                Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of MAG.

John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

Item 10.  Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units.

Name and address of                Amount and nature of
Beneficial Owner                   Beneficial Owner               % of Class
Insignia Properties, LP (1)               25,065                      41.4


(1) The business address of Insignia Properties, LP is One Insignia Financial Plaza, Greenville, South Carolina.

No director or officer of the Managing General Partner owns any units. There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change of control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Managing General Partner during the years ended December 31, 1996 and 1995 are (in thousands):


                                            1996            1995

Property management fees                   $356             $345

Reimbursement for services of
  affiliates                                206              227


In addition to the items noted above, during the year ended December 31, 1996, the Partnership paid approximately $175,000 to affiliates of the Managing General Partner for expense reimbursements and brokerage fees incurred in connection with the July 12, 1996, and November 13, 1996, refinancings of Northwoods Apartments, Fairway View II Apartments, Patchen Place Apartments and South Point Apartments. These charges have been capitalized as loan costs, and will be amortized over the lives of the related loans.

Property management fees are included in operating expenses. Reimbursement for services of affiliates are included in general and administrative expenses. For services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to approximately $35,000 of reimbursement for the year ended December 31, 1996, and was not entitled to any reimbursement for 1995.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of a 5% return on adjusted invested capital. The Managing General Partner of the Registrant was not entitled to receive a fee for the years ended December 31, 1996 and 1995.

The Managing General Partners is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. There were no distributions of adjusted cash from operations for the years ended December 31, 1996 and 1995, however, a distribution to the general partner of $20,000 was accrued at December 31, 1996. The distribution was paid in 1997. Limited partners received a distribution of $1,940,000 which was accrued at December 31, 1996, and paid in 1997. The distributions were primarily from refinancing proceeds.

For the period January 19, 1996, to December 31, 1996, the Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $187,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

As a result of its ownership of 25,065 limited partnership units, Insignia Properties, LP could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia Properties, LP acquired its Units, had agreed for the benefit of non-tendering unit holders, that it would will vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, LP's right to vote each Unit acquired.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year in 1996:

      None.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th of March 1996.


                           NATIONAL PROPERTY INVESTORS 7

                           By:   NPI EQUITY INVESTMENTS, INC.
                                 General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                Title                         Date

/s/ William H. Jarrard, Jr.   President and            March 7, 1997
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta             Principal Financial      March 7, 1997
Ronald Uretta                 Officer and Principal
                              Accounting Officer


                         NATIONAL PROPERTY INVESTORS 7

                                 EXHIBIT INDEX

Exhibit           Description of Exhibit
Number
(a) (2)

2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

3.4 (a) Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 5, 1978, contained in the Registrant's Registration Statement on Form S-11 (Reg No. 2-599991).

     (b) Amendments to the Agreement of Limited Partnership, incorporated by reference to Definitive Proxy Statement of the Registrant dated July 2, 1981.

     (c) Amendments to the Agreement of Limited Partnership, incorporated by reference to the Definitive Proxy Statement of the Registrant dated April 3, 1991.

     (d) Amendments to the Agreement of Limited Partnership incorporated by reference to the Statement Furnished In Connection With The Solicitation Of Consents of the Registrant dated August 28, 1992.

10.1 (a) Purchase Agreement dated as of November 20, 1990, by and between the Managing General Partner and the Prior Managing General Partner, IRI Properties Capital Corp. and RPMC, incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 20, 1990. (10)

     (b) Amendments to Purchase Agreement dated as of November 20, 1990, by and between the Managing General Partner and the Prior Managing General Partner, IRI Properties Capital Corp. and RPMC, incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated June 21, 1991. (11)

     (c) Property Management Agreement dated June 21, 1991, by and between the Registrant and NPI Management incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. (10)

10.8 Multifamily Note and Addendum, dated January 4, 1994, made by the Registrant for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments (11)

10.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments
         (11)

10.11 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments.

10.12 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments.

10.13 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments.

10.14 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments.

27        Financial Data Schedule


(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated February 10, 1984 contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-87725).

(7) Incorporated by reference to the Definitive Proxy Statement of the Registrant dated April 3, 1991.

(8) Incorporated by reference to the Statement Furnished In Connection With The Solicitation Of Consents Of the Registrant dated August 28, 1992.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 15, 1984.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K For the year ended December 31, 1991. Identical agreements have been entered into for each of the Registrant's properties. The only difference in the agreements is that the applicable property name has been inserted into the agreement.

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 13, 1993.