Form 10QSB
period 1997-03-31
NATIONAL PROPERTY INVESTORS 7
filed 1997-04-22
CIK 732439

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


                 For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-13454



                         NATIONAL PROPERTY INVESTORS 7
       (Exact name of small business issuer as specified in its charter)



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



                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         NATIONAL PROPERTY INVESTORS 7

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1997



Assets
  Cash and cash equivalents                                       $  3,843
  Escrow deposits                                                      792
  Other assets                                                         861
  Investment properties:
    Land                                         $  3,738
    Buildings and related personal property        41,404
                                                   45,142
    Less accumulated depreciation                 (22,790)          22,352

                                                                  $ 27,848


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable and accrued expenses                           $    434
  Tenants' security deposits                                           139
  Mortgage notes payable                                            20,309


Partners' Capital (Deficit):
  General partner                                $   (233)
  Limited partners (60,517 units issued
       and outstanding)                             7,199            6,966

                                                                  $ 27,848


          See Accompanying Notes to Consolidated Financial Statements



b)                       NATIONAL PROPERTY INVESTORS 7

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                                                         Three Months Ended
                                                             March 31,
                                                          1997        1996

Revenues:
  Rental income                                         $ 1,751     $ 1,740
  Interest income                                            38          19
  Other income                                               62          54
       Total revenues                                     1,851       1,813

Expenses:
  Operating                                                 560         551
  General and administrative                                 55          80
  Maintenance                                               180         248
  Depreciation                                              418         414
  Interest                                                  410         390
  Tax                                                       108         103
       Total expenses                                     1,731       1,786

Net income                                              $   120     $    27

Net income allocated to general partner (1%)            $     1     $    --
Net income allocated to limited partners (99%)              119          27

Net income                                              $   120     $    27

Net income per limited partnership unit                 $  1.96     $   .44


          See Accompanying Notes to Consolidated Financial Statements


c)                      NATIONAL PROPERTY INVESTORS 7

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)







                                  Limited
                                Partnership  General   Limited
                                   Units     Partner   Partners    Total

Original capital contributions     60,517    $     1   $ 30,259 $ 30,260

Partners' (deficit) capital
  at December 31, 1996             60,517    $  (234)  $  7,080 $  6,846

Net income for the three
  months ended March 31, 1997                      1        119      120

Partners' (deficit) capital
  at March 31, 1997                60,517    $  (233)  $  7,199 $  6,966


          See Accompanying Notes to Consolidated Financial Statements


d)                          NATIONAL PROPERTY INVESTORS 7

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Three Months Ended
                                                             March 31,
                                                          1997       1996
Cash flows from operating activities:
  Net income                                           $   120     $    27
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                            418         414
   Amortization of loan costs                               28          16
   Change in accounts:
     Escrow deposits                                      (167)        (33)
     Other assets                                          122         200
     Accounts payable and accrued expenses                 (44)        195
     Tenants' security deposit liabilities                 (10)         (7)

       Net cash provided by operating activities           467         812

Cash flows from investing activities:
  Property improvements and replacements                  (119)        (48)
  Increase in restricted cash                               --        (412)

       Net cash used in investing activities              (119)       (460)

Cash flows from financing activities:
  Mortgage principal repayments                             (8)        (78)
  Loan costs paid                                          (13)        (23)
  Distributions                                         (1,955)         --

       Net cash used in financing activities            (1,976)       (101)

Net (decrease) increase in cash and cash equivalents    (1,628)        251

Cash and cash equivalents at beginning of period         5,471       2,277

Cash and cash equivalents at end of period             $ 3,843     $ 2,528

Supplemental information:
  Interest paid                                        $   383     $   358


          See Accompanying Notes to Consolidated Financial Statements


e)                        NATIONAL PROPERTY INVESTORS 7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc., the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Managing General Partner during the period ended March 31, 1997 and 1996 are (in thousands):

                                                     For the Three Months Ended
                                                              March 31,
                                                         1997         1996
Property management fees (included in operating
  expenses)                                              $ 92          $ 90
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  39            53


Included in "reimbursements for services of affiliates" for 1997 is approximately $1,000 in reimbursements for construction oversight costs.

Since January 19, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                     Average
                                                    Occupancy
Property                                         1997       1996
Fairway View II Apartments
  Baton Rouge, Louisiana                          93%        94%

Northwoods Apartments
  Pensacola, Florida                              93%        95%

Patchen Place Apartments
  Lexington, Kentucky                             87%        93%

The Pines Apartments
  Roanoke, Virginia                               97%        99%

South Point Apartments
  Durham, North Carolina                          95%        98%


The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to a soft market caused by increased competition as a result of newly constructed units. In addition, Patchen Place had some deferred maintenance which was addressed due to the refinancing in November of 1996.
With these improvements, the Managing General Partner anticipates an increase in traffic and occupancy. The decrease in occupancy at South Point was due to increased competition as a result of newly constructed units, which are in the same market niche as that of South Point.

The Partnership's net income for the three months ended March 31, 1997, was approximately $120,000 compared to net income of approximately $27,000 for the same period of 1996. The increase in net income is primarily due to an increase in interest income and decreases in maintenance and general and administrative expenses. The decrease in maintenance expense is primarily due to the completion of repair work in 1996 related to a fire at Fairway View II in 1995. Included in maintenance expense is $33,000 of major repairs and maintenance comprised of parking lot repairs, swimming pool repairs, and golf carts for the quarter ended March 31, 1997. The decrease in general and administrative expense is due to a decrease in expense reimbursements in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), and transition of asset management responsibilities to the new administration. The increase in interest income is due to increases in interest-bearing reserves.

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

At March 31, 1997, the Partnership had cash and cash equivalents of approximately $3,843,000 compared to approximately $2,528,000 at March 31, 1996. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable and accrued expenses and an increase in escrow deposits. Accounts payable and accrued expenses decreased due to the timing of payments to vendors. Escrow deposits increased due to the requirements of the November 1996 refinancings. Net cash used in investing activities decreased due to a decrease in deposits to the restricted cash balances, partially offset by an increase in property improvements and replacements. Net cash used in financing activities increased due to the Partnership making a distribution in January 1997, that was accrued at December 31, 1996.

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


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $20,309,000 is amortized over varying periods with required balloon payments ranging from February 1, 2001 to November 1, 2003, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1996, although a distribution was declared and accrued at December 31, 1996. In January 1997, the Partnership distributed the accrued amount of approximately $1,955,000 to the partners. Approximately $1,935,000 ($31.97 per limited partnership unit) was distributed to the limited partners and approximately $20,000 was distributed to the general partners. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point, of approximately $1,561,000, and the remaining amount originated from operations of approximately $394,000. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.




                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K:

             None were filed during the quarter ended March 31, 1997.

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


                           Date:  April 22, 1997