Form 10QSB
period 1997-06-30
NATIONAL PROPERTY INVESTORS 7
filed 1997-07-24
CIK 732439

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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


                  (Issuer's telephone number) (864) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  . No      .
                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         NATIONAL PROPERTY INVESTORS 7

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   June 30, 1997




Assets
  Cash and cash equivalents                                      $  4,164
  Escrow for taxes and insurance                                      265
  Restricted escrows                                                  666
  Other assets                                                        855
  Investment properties:
    Land                                            $  3,738
    Buildings and related personal property           41,486
                                                      45,224
    Less accumulated depreciation                    (23,212)      22,012

                                                                 $ 27,962


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable and accrued expenses                          $    497
  Tenants' security deposits                                          133
  Mortgage notes payable                                           20,301

Partners' Capital (Deficit):
  General partner                                   $   (232)
  Limited partners (60,517 units issued
       and outstanding)                                7,263        7,031

                                                                 $ 27,962

            See Accompanying Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS 7

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)


                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                 1997       1996       1997     1996
Revenues:
 Rental income                 $ 1,737    $ 1,754   $ 3,488  $ 3,494
 Interest income                    52         25        90       44
 Other income                       66         70       128      124
   Total revenues                1,855      1,849     3,706    3,662
Expenses:
 Operating                         582        586     1,142    1,137
 General and administrative         81         95       136      175
 Maintenance                       194        197       374      445
 Depreciation                      422        415       840      829
 Interest                          411        379       821      769
 Tax                               100        106       208      209
   Total expenses                1,790      1,778     3,521    3,564

Net income                     $    65    $    71   $   185  $    98

Net income allocated
  to general partner (1%)      $     1    $     1   $     2  $     1

Net income allocated
  to limited partners (99%)         64         70       183       97

Net income                     $    65    $    71   $   185  $    98

Net income per
 limited partnership unit      $  1.07    $  1.16   $  3.03  $  1.61

          See Accompanying Notes to Consolidated Financial Statements


c)                         NATIONAL PROPERTY INVESTORS 7

               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)



                                Limited
                              Partnership   General    Limited
                                 Units      Partner    Partners     Total

Original capital contributions  60,517      $     1   $ 30,259    $ 30,260

Partners' (deficit) capital
 at December 31, 1996           60,517      $  (234)  $  7,080    $  6,846

Net income for the six
 months ended June 30, 1997         --            2        183         185

Partners' (deficit) capital
 at June 30, 1997               60,517      $  (232)  $  7,263    $  7,031

            See Accompanying Notes to Consolidated Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 7

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                       Six Months Ended
                                                           June 30,
                                                        1997       1996
Cash flows from operating activities:
  Net income                                          $   185    $    98
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                           840        829
   Amortization of loan costs                              56         23
   Change in accounts:
     Escrow for taxes and insurance                      (210)       (26)
     Other assets                                         102        172
     Accounts payable and accrued expenses                 53        286
     Tenants' security deposit liabilities                (16)       (13)

       Net cash provided by operating activities        1,010      1,369

Cash flows from investing activities:
  Restricted escrow deposits                             (154)      (218)
  Restricted escrow withdrawals                            57         --
  Property improvements and replacements                 (201)      (172)
  Increase in restricted cash                              --       (256)

       Net cash used in investing activities             (298)      (646)

Cash flows from financing activities:
  Mortgage principal repayments                           (17)      (158)
  Loan costs paid                                         (47)       (10)
  Distributions                                        (1,955)        --

       Net cash used in financing activities           (2,019)      (168)

Net (decrease) increase in cash and cash equivalents   (1,307)       555

Cash and cash equivalents at beginning of period        5,471      2,277

Cash and cash equivalents at end of period            $ 4,164    $ 2,832

Supplemental information:
  Interest paid                                       $   766    $   715

            See Accompanying Notes to Consolidated Financial Statements

e)                         NATIONAL PROPERTY INVESTORS 7

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors 7 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc., (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

On January 19, 1996, the stockholders of NPI sold to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI.

Upon the closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the six month periods ended June 30, 1997 and 1996 (in thousands):


                                                For the Six Months Ended
                                                         June 30,
                                                    1997         1996
Property management fees (included in operating
  expenses)                                        $182         $180
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and operating expenses)                    88          115


Since January 19, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1997 and 1996:


                                              Average
                                             Occupancy
                                           1997     1996
Fairway View II Apartments
  Baton Rouge, Louisiana                   93%      95%

Northwoods Apartments
  Pensacola, Florida                       93%      96%

Patchen Place Apartments
  Lexington, Kentucky                      87%      93%

The Pines Apartments
  Roanoke, Virginia                        96%      98%

South Point Apartments
  Durham, North Carolina                   92%      94%

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to a soft market caused by increased competition as a result of newly constructed units. In addition, Patchen Place had some deferred maintenance which was addressed due to the refinancing in November 1996. With these improvements, the Managing General Partner anticipates an increase in traffic and occupancy.

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $65,000 and $185,000, respectively, compared to net income of approximately $71,000 and $98,000, respectively, for the same periods of 1996. The increase in net income for the six months ended June 30, 1997 is primarily due to an increase in interest income and decreases in maintenance and general and administrative expenses. The decrease in maintenance expense is primarily due to the completion of repair work in 1996 related to a fire at Fairway View II in 1995. Included in maintenance expense for the period ended June 30, 1997, is approximately $51,000 of major repairs and maintenance comprised of parking lot repairs, swimming pool repairs, and major landscaping. For the six months ended June 30, 1996, maintenance expense included approximately $166,000 of major repairs and maintenance comprised of expenses related to the repair of Fairway View II fire damage in 1995, gutter repairs and major landscaping. The decrease in general and administrative expense is due to a decrease in expense reimbursements to affiliates in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. The increase in interest income is due to increases in interest-bearing reserves. The decrease in net income for the three months ended June 30, 1997 is primarily attributable to an increase in interest expense due to the refinancing of the mortgages encumbering Fairway View II, Northwoods, Patchen Place, and South Point in 1996 as discussed in Note C to the Consolidated Financial Statements.

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

At June 30, 1997, the Partnership had cash and cash equivalents of approximately $4,164,000 compared to approximately $2,832,000 at June 30, 1996. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable and accrued expenses and an increase in escrow deposits. Accounts payable and accrued expenses decreased due to the timing of payments to vendors. Escrow deposits increased due to the timing of tax and insurance payments. Net cash used in investing activities decreased due to a decrease in deposits to the restricted cash balances, partially offset by an increase in property improvements and replacements. Net cash used in financing activities increased due to the Partnership making a distribution in January 1997, that was accrued at December 31, 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $20,301,000 is amortized over varying periods with required balloon payments ranging from February 1, 2001 to November 1, 2003, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1996, although a distribution was declared and accrued at December 31, 1996. In January 1997, the Partnership distributed the accrued amount of approximately $1,960,000 to the partners. Approximately $1,935,000 ($31.97 per limited partnership unit) was distributed to the limited partners, approximately $20,000 was distributed to the general partners and the remaining approximately $5,000 will be used to pay state withholding taxes on behalf of the limited partners when the year end tax returns are filed. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point, of approximately $1,561,000, and the remaining amount originated from operations of approximately $394,000. The Managing General Partner anticipates making a distribution in the third quarter of 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.




                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)      Reports on Form 8-K:

               None were filed during the quarter ended June 30, 1997.




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

                           Date: July 24, 1997