Form 10QSB
period 1997-09-30
NATIONAL PROPERTY INVESTORS 7
filed 1997-11-13
CIK 732439

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


              For the quarterly period ended September 30, 1997

                                      or

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


                                (864) 239-1000
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  . No      .


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         NATIONAL PROPERTY INVESTORS 7

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1997



Assets
  Cash and cash equivalents                                           $  4,289
  Escrow for taxes and insurance                                           318
  Restricted escrows                                                       662
  Other assets                                                             857
  Investment properties:
    Land                                                $  3,738
    Buildings and related personal property               41,597
                                                          45,335
    Less accumulated depreciation                        (23,640)       21,695

                                                                      $ 27,821

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued expenses                               $    474
  Tenants' security deposits                                               133
  Mortgage notes payable                                                20,292

Partners' Capital (Deficit):
  General partner's                                     $   (233)
  Limited partners' (60,517 units issued
       and outstanding)                                    7,155         6,922

                                                                      $ 27,821

            See Accompanying Notes to Consolidated Financial Statements


b)                         NATIONAL PROPERTY INVESTORS 7

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)



                               Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
                                1997       1996       1997       1996
Revenues:
 Rental income                $ 1,777    $ 1,707   $ 5,265   $ 5,201
 Other income                     116        121       334       289
   Total revenues               1,893      1,828     5,599     5,490

Expenses:
 Operating                        603        559     1,745     1,696
 General and administrative        62         89       198       264
 Maintenance                      401        238       775       683
 Depreciation                     428        425     1,268     1,254
 Interest                         411        426     1,232     1,195
 Property taxes                    97        102       305       311
   Total expenses               2,002      1,839     5,523     5,403

Net income (loss)             $  (109)   $   (11)  $    76   $    87

Net income (loss) allocated
  to general partner (1%)     $    (1)   $    --   $     1   $     1

Net income (loss) allocated
  to limited partners (99%)      (108)       (11)       75        86

                              $  (109)   $   (11)  $    76   $    87

Net income (loss) per
  limited partnership unit    $ (1.79)   $  (.18)  $  1.24   $  1.42

          See Accompanying Notes to Consolidated Financial Statements


c)                         NATIONAL PROPERTY INVESTORS 7

               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)


                                  Limited
                                Partnership    General     Limited
                                   Units      Partner's   Partners'      Total

Original capital contributions    60,517      $     1      $ 30,259    $ 30,260

Partners' (deficit) capital
 at December 31, 1996             60,517      $  (234)     $  7,080    $  6,846

Net income for the nine
 months ended September 30, 1997      --            1            75          76

Partners' (deficit) capital
 at September 30, 1997            60,517      $  (233)     $  7,155    $  6,922

            See Accompanying Notes to Consolidated Financial Statements


d)                         NATIONAL PROPERTY INVESTORS 7

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)



                                                      Nine Months Ended
                                                        September 30,
                                                      1997          1996
Cash flows from operating activities:
  Net income                                        $    76     $    87
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                       1,268       1,254
   Amortization of loan costs                            84          28
   Change in accounts:
     Escrow for taxes and insurance                    (263)         62
     Other assets                                        72         115
     Accounts payable and accrued expenses               31         312
     Tenants' security deposit liabilities              (16)        (19)

       Net cash provided by operating activities      1,252       1,839

Cash flows from investing activities:
  Restricted escrow deposits                           (226)       (250)
  Restricted escrow withdrawals                         133          18
  Property improvements and replacements               (312)       (259)
  Increase in restricted cash                            --        (403)

       Net cash used in investing activities           (405)       (894)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (25)       (225)
  Loan costs paid                                       (49)       (180)
  Repayment of mortgage note payable                     --      (1,926)
  Proceeds from refinancing                              --       5,000
  Distributions to partners                          (1,955)         --

       Net cash (used in) provided by
         financing activities                        (2,029)      2,669

Net (decrease) increase in cash and cash
  equivalents                                       (1,182)       3,614

Cash and cash equivalents at beginning of period      5,471       2,277

Cash and cash equivalents at end of period          $ 4,289     $ 5,891

Supplemental information:
  Cash paid for interest                            $ 1,149     $ 1,089


            See Accompanying Notes to Consolidated Financial Statements

e)                         NATIONAL PROPERTY INVESTORS 7

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Property Investors 7 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of NPI Equity Investments, Inc., (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the nine month periods ended September 30, 1997 and 1996:

                                                      For the Nine Months Ended
                                                             September 30,
                                                            (in thousands)
                                                           1997         1996
Property management fees (included in operating
  expenses)                                               $273          $266
Reimbursement for services of affiliates, including
  approximately $5,000 and $7,000 of construction
  oversight reimbursements in 1997 and 1996, respectively
  (included in general and administrative expenses and
  maintenance expenses)                                    137           164


During the nine months ended September 30, 1996, the Partnership paid approximately $52,000 to affiliates of the Managing General Partner for expense reimbursements and brokerage fees incurred in connection with the July 12, 1996, refinancing of the Northwoods Apartments (see "Note C"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

For the period of January 19, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - MORTGAGE NOTES PAYABLE

On July 12, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments. The refinancing replaced indebtedness on Northwoods in the amount of approximately $1,926,000. The debt refinanced carried a stated interest rate of 9.4% and was scheduled to mature, after an extension, on July 1, 1996. The lender subsequently agreed to extend the maturity date to November 15, 1996 and the interest rate was changed to 2.5% plus the LIBOR rate. On November 13, 1996, the Partnership refinanced this new mortgage encumbering Northwoods Apartments. The new mortgage indebtedness of $5,000,000 carries a stated interest rate of 7.33%. The loan requires interest-only payments with the principal balance maturing on November 1, 2003.

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

NOTE D - SUBSEQUENT EVENT

On October 2, 1997, the Partnership distributed approximately $2,000,000 to the partners. The limited partners received approximately $1,980,000 ($32.71 per limited partnership unit) and the general partner received approximately $20,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1997 and 1996:


                                               Average
                                              Occupancy
                                            1997      1996
Fairway View II Apartments
  Baton Rouge, Louisiana                     94%      96%

Northwoods Apartments
  Pensacola, Florida                         95%      96%


Patchen Place Apartments
  Lexington, Kentucky                        88%      93%

The Pines Apartments
  Roanoke, Virginia                          96%      98%

South Point Apartments
  Durham, North Carolina                     92%      90%

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to a soft market caused by increased competition as a result of newly constructed units. In addition, Patchen Place completed needed maintenance in which the Managing General Partner anticipates will create an increase in occupancy.

The Partnership's net income for the nine month period ended September 30, 1997, was approximately $76,000 compared to net income of approximately $87,000 for the nine month period ended September 30, 1996. The Partnership's net loss for the three months ended September 30, 1997, was approximately $109,000 compared to a net loss of approximately $11,000 for the three months ended September 30, 1996. The decrease in net income is primarily due to an increase in maintenance expense. The increase in maintenance expense is due to an exterior rehabilitation project at Fairway View II and interior painting at South Point Apartments. Included in maintenance expense for the period ended September 30, 1997, is approximately $248,000 of major repairs and maintenance comprised of exterior building repairs, exterior painting, parking lot repairs, and swimming pool repairs. For the nine months ended September 30, 1996, maintenance expense included approximately $219,000 of major repairs and maintenance comprised of expenses related to the completion of repair work in 1996 due to a fire at Fairway View II in 1995, major landscaping, and gutter repairs. The decrease in net income is partially offset by a decrease in general and administrative expense and an increase in other income. The decrease in general and administrative expense is due to a decrease in expense reimbursements to affiliates in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. The increase in other income is due to an increase in interest-bearing reserves, an increase in tenant charges at Northwoods Apartments and an increase in corporate unit income at Patchen Place Apartments.

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

At September 30, 1997, the Partnership had cash and cash equivalents of approximately $4,289,000 compared to approximately $5,891,000 at September 30, 1996. Net cash provided by operating activities decreased primarily as a result of an increase in escrow deposits and a decrease in accounts payable and accrued expenses. Escrow deposits increased due to the timing of tax and insurance payments. Accounts payable and accrued expenses decreased due to the timing of payments to vendors. Net cash used in investing activities decreased due to a decrease in deposits to the restricted cash balances and an increase in restricted escrow withdrawals. The change from net cash provided by financing activities to net cash used in financing activities is partially due to the refinancing of Northwoods Apartments in July 1996. In addition, the Partnership made a distribution in January 1997, that was accrued at December 31, 1996.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $20,292,000 is amortized over varying periods with required balloon payments ranging from February 1, 2001 to November 1, 2003, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1996, although a distribution was declared and accrued at December 31, 1996. In January 1997, the Partnership distributed the accrued amount of approximately $1,960,000 to the partners. Approximately $1,935,000 ($31.97 per limited partnership unit) was distributed to the limited partners, approximately $20,000 was distributed to the general partner and the remaining approximately $5,000 will be used to pay state withholding taxes on behalf of the limited partners when the year end tax returns are filed. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point, of approximately $1,561,000, and the remaining amount originated from operations of approximately $399,000. On October 2, 1997, the Partnership distributed approximately $2,000,000 to the partners. The limited partners received approximately $1,980,000 ($32.71 per limited partnership unit) and the general partner received approximately $20,000.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)      Reports on Form 8-K:

               None were filed during the quarter ended September 30, 1997.




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


                           Date: November 13, 1997