Form 10KSB
period 1997-12-31
NATIONAL PROPERTY INVESTORS 7
filed 1998-03-23
CIK 732439

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
  (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1997

 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934    [No Fee Required]

                   For the transition period from         to

                         Commission file number 0-13454

                         NATIONAL PROPERTY INVESTORS 7
                 (Name of small business issuer in its charter)

        California                                         13-3230613
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $7,464,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interest, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

National Property Investors 7 (the "Partnership" or "Registrant") was organized in October 1983 as a California limited partnership under the Uniform Limited Partnership Laws of California. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner") on December 20, 1991. The Managing General Partner was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired the stock of NPI Equity.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of Fox Capital Management Corporation ("FCMC"), NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Managing General Partner of the Partnership intends to maximize the operating results, and ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restrucurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the properties still owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P., an affiliate of the Managing General Partner, provides property management services to the Partnership.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area, and accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the partnership.
Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

On January 19, 1996, an affiliate of Insignia acquired from DeForest Ventures II, L.P., the entity which had tendered for units in 1994 and 1996, all of its interest in the Registrant. The affiliate of Insignia acquired 25,065 limited partnership units or approximately 41.4% of the total limited partnership units of the Partnership. Subsequently, Insignia Properties, LP ("IPLP") acquired such units pursuant to its Schedule 13-D filed with the SEC. IPLP owns 25,399 limited partnership units representing 42% of the total outstanding units. See "Item 12. Certain Relationships and Related Transactions."

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

The Pines Apartments           04/85  Fee ownership subject to     Apartment
 Roanoke, Virginia                     first mortgage              216 units

Patchen Place Apartments       07/85  Fee ownership subject to     Apartment
 Lexington, Kentucky                   first mortgage              202 units

Northwood I & II Apartments    07/85  Fee ownership subject to     Apartment
 Pensacola, Florida                    first mortgage              320 units

South Point Apartments         03/86  Fee ownership subject to     Apartment
 Durham, North Carolina                first mortgage              180 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                        Carrying     Accumulated                       Federal
Property                 Value      Depreciation     Rate     Method  Tax Basis

Fairway View II         $10,390     $ 4,990       5-27.5 yrs   S/L     $ 2,638
The Pines                 7,850       4,463       5-27.5 yrs   S/L       1,995
Patchen Place             8,498       5,119       5-27.5 yrs   S/L       2,449
Northwoods I & II         9,480       4,958       5-27.5 yrs   S/L       2,676
South Point               9,208       4,549       5-27.5 yrs   S/L       3,180

    Total               $45,426     $24,079                            $12,938

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                        Principal                                Principal
                       Balance At                                 Balance
                      December 31, Interest   Period   Maturity    Due At
Property                  1997       Rate   Amortized    Date     Maturity

Fairway View II (2)    $ 4,200       7.33%     (1)     11/01/03    $ 4,200
The Pines                3,484       8.56%    30 yrs   02/01/01      3,357
Patchen Place (2)        3,000       7.33%     (1)     11/01/03      3,000
Northwoods I & II (2)    5,000       7.33%     (1)     11/01/03      5,000
South Point (2)          4,600       7.33%     (1)     11/01/03      4,600

  Total                $20,284                                     $20,157

(1)    Interest only payments.
(2) See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for information relating to the refinancing of these mortgages in 1996.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                 Average Annual             Average
                                  Rental Rates             Occupancy
Property                        1997          1996       1997      1996

Fairway View II            $6,665/unit   $6,399/unit      93%       96%
The Pines                   6,715/unit    6,471/unit      96%       98%
Patchen Place               6,859/unit    6,602/unit      88%       92%
Northwoods I & II           5,974/unit    5,836/unit      95%       97%
South Point                 8,146/unit    7,934/unit      92%       91%

The Managing General Partner attributes the decrease in occupancy at Fairway View II to construction of a new apartment complex directly adjacent to the property. The decrease in occupancy at Patchen Place is also due to increased
competition as a result of newly constructed units.   Occupancy is anticipated
to increase; however, upon the completion of needed maintenance at Patchen Place. Slight decreases in occupancy at the Pines and Northwoods I & II were offset by increases in average rental rates.

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

Real estate taxes (in thousands) and rates in 1997 for each property were:


                                              1997         1997
                                            Billing        Rate

Fairway View II                              $ 53         9.95%
The Pines                                      70         1.13%
Patchen Place                                  45          .97%
Northwoods I & II                             115         1.98%
South Point                                    97         1.62%


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such routine pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 1,971 holders of record owning an aggregate of 60,517 units.

Distributions from operations totaling approximately $2,000,000 were paid to the partners on October 2, 1997. The limited partners received approximately $1,980,000 ($32.72 per limited partnership unit) and the general partner received approximately $20,000. At December 31, 1996, distributions of approximately $1,960,000 had been declared and accrued. These distributions were paid to the partners in January 1997. Approximately $1,940,000 ($32.06 per limited partnership unit) went to the limited partners and approximately $20,000 to the general partners. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point of approximately $1,561,000 and the remaining from operations of approximately $399,000. No distributions were paid to partners in 1996. The General Partner is planning a distribution for the year ended December 31, 1998. Additional future cash distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net loss for the year ended December 31, 1997, was approximately $98,000 compared to a net loss of approximately $57,000 for the year ended December 31, 1996. The increase in net loss is primarily due to an increase in operating expense as the result of exterior rehabilitation projects at Fairway View II and Patchen Place and interior painting at South Point Apartments. Also, advertising expenses increased primarily due to concessions being offered at all of the properties in an effort to increase occupancy rates. These increases were partially offset by a decrease in water and sewer expenses, which resulted from the installation of water saving devices at The Pines Apartments. Offsetting the increase in net income was an increase in rental income due to successful rental rate increases at all of the investment properties.

Included in operating expense for the year ended December 31, 1997, is approximately $476,000 of major repairs and maintenance comprised primarily of exterior building repairs and exterior painting. For the year ended December 31, 1996, operating expense included approximately $282,000 of major repairs and maintenance comprised of major landscaping, exterior building repairs and parking lot repairs.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $2,500,000 compared to approximately $5,471,000 at December 31, 1996. For the year ended December 31, 1997, net cash and cash equivalents decreased approximately $2,971,000. Net cash provided by operating activities decreased primarily as a result of an increase in receivables and deposits and a decrease in accounts payable and other liabilities. Due to refinancing of four of the Partnership's investment properties in late 1996 (as discussed below), cash from the former escrow accounts of approximately $300,000 was received in 1996. During 1997, approximately $203,000 was used to establish new escrow accounts. These changes are reflected in the change in receivables and deposits for the years ended December 31, 1996 and 1997, respectively. Accounts payable and other liabilities decreased due to the timing of payments to vendors. Net cash used in investing activities decreased due to a net decrease in restricted escrows. The change from net cash provided by financing activities for the year ended December 31, 1996, to net cash used in financing activities for the year ended December 31, 1997, is partially due to the refinancing of the investment properties in 1996 as described below. In addition, the Partnership made a distribution in January 1997 totaling approximately $1,960,000, that was accrued at December 31, 1996. The Partnership also made a distribution in October 1997 totaling approximately $2,000,000.

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

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $3,484,000 is amortized over thirty years with a required balloon payment due February 1, 2001, at which time the property will either be refinanced or sold. The mortgage indebtedness of approximately $16,800,000 is interest only with required balloon payments due November 1, 2003, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1996, although a distribution was declared and accrued at December 31, 1996. In January 1997, the Partnership distributed the accrued amount of approximately $1,960,000 to the partners. Approximately $1,940,000 ($32.06 per limited partnership unit) was distributed to the limited partners and approximately $20,000 was distributed to the general partner. The distributions originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point, of approximately $1,561,000, and the remaining amount originated from operations of approximately $399,000. On October 2, 1997, the Partnership distributed from operations approximately $2,000,000 to the partners. The limited partners received approximately $1,980,000 ($32.72 per limited partnership unit) and the general partner received approximately $20,000. The General Partner is planning a distribution for the year ended December 31, 1998. Additional future cash distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Consolidated Financial Statements





                          Independent Auditors' Report




To the Partners
National Property Investors 7
Greenville, South Carolina



We have audited the accompanying balance sheet of National Property Investors 7, (a limited partnership) (the "Partnership") as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                    /s/ Imowitz Koenig & Co., LLP
                                        Certified Public Accountants



New York, N.Y.
January 17, 1998


                         NATIONAL PROPERTY INVESTORS 7
                                 BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                     $ 2,500
  Receivables and deposits                                          422
  Restricted escrows                                                652
  Other assets                                                      652
  Investment properties (Notes B and E)
     Land                                        $  3,738
     Buildings and related property                41,688
                                                   45,426
     Less accumulated depreciation                (24,079)       21,347

                                                                $25,573

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $    88
  Tenant security deposits                                          128
  Accrued property taxes                                             56
  Other liabilities                                                 269
  Mortgage notes payable (Note B)                                20,284

Partners' Capital (Deficit)
  General partner                                $   (255)
  Limited partners (60,517 units issued
     and outstanding)                               5,003         4,748

                                                                $25,573

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except unit data)


                                                 Years Ended December 31,
                                                     1997        1996

Revenues:
  Rental income                                   $7,028       $6,938
  Other income                                       436          401
      Total revenues                               7,464        7,339

Expenses:
  Operating                                        3,433        3,250
  General and administrative                         390          356
  Depreciation                                     1,707        1,681
  Interest                                         1,642        1,620
  Property taxes                                     390          399
      Total expense                                7,562        7,306

   (Loss) income before extraordinary item           (98)          33

Extraordinary item - loss on early
  extinguishment of debt (Note B)                     --          (90)

   Net loss (Note C)                              $  (98)      $  (57)

Net loss allocated to general partner (1%)        $   (1)      $   (1)

Net loss allocated to limited partners (99%)         (97)         (56)

   Net loss                                       $  (98)      $  (57)

Net (loss) income per limited partnership unit:
  (Loss) Income before extraordinary item         $(1.60)      $  .54
  Extraordinary item - loss on early
  extinguishment of debt                              --        (1.47)
   Net loss                                       $(1.60)      $ (.93)

Distribution per limited partnership unit:        $32.72       $32.06

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands except unit data)



                                   Limited
                                 Partnership   General    Limited
                                    Units     Partner's  Partners'    Total

Original Capital contributions    60,517       $     1    $30,259    $30,260

Partners' capital (deficit) at
December 31, 1995                 60,517       $  (213)   $ 9,076    $ 8,863

Distributions                         --           (20)    (1,940)    (1,960)

Net loss for the year ended
December 31,1996                      --            (1)       (56)       (57)

Partners' capital (deficit) at
December 31, 1996                 60,517          (234)     7,080      6,846

Distributions                                      (20)    (1,980)    (2,000)

Net loss for the year ended
ended December 31, 1997                             (1)       (97)       (98)

Partners' capital (deficit) at
December 31, 1997                 60,517       $  (255)   $ 5,003    $ 4,748

          See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended December 31,
                                                          1997         1996
Cash flows from operating activities:
  Net loss                                            $   (98)     $    (57)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                       1,707         1,681
     Amortization of loan costs                           112            47
     Extraordinary item - loss on early
       extinguishment of debt                              --            90
     Change in accounts:
       Receivables and deposits                          (133)          434
       Other assets                                        16            31
       Accounts payable                                  (100)          142
       Tenant security deposits                           (22)          (23)
       Accrued taxes                                       56           (32)
       Other liabilities                                   18           159

          Net cash provided by operating activities     1,556         2,472

Cash flows from investing activities:
  Property improvements and replacements                 (403)         (400)
  Decrease in restricted cash                              --           149
  Net increase in restricted escrows                      (82)         (303)

          Net cash used in investing activities          (485)         (554)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (33)         (253)
  Repayment of mortgage notes payable                      --       (19,554)
  Proceeds from long-term borrowings                       --        21,800
  Prepayment penalties                                     --           (90)
  Loan costs paid                                         (49)         (627)
  Distributions to partners                            (3,960)           --
          Net cash (used in) provided by
            financing activities                       (4,042)        1,276

Net (decrease) increase in cash and
  cash equivalents                                     (2,971)        3,194

Cash and cash equivalents at beginning of year          5,471         2,277

Cash and cash equivalents at end of year              $ 2,500      $  5,471

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $ 1,531      $  1,510

Supplemental disclosure of non-cash financing
  activities:
  Accrued distribution to partners                    $    --      $  1,960

        See Accompanying Notes to Consolidated Financial Statements


                         NATIONAL PROPERTY INVESTORS 7
                   Notes to Consolidated Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: National Property Investors 7 (the "Partnership") is a California limited partnership organized in October 1983, to acquire and operate residential apartment complexes. The Partnership's general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.") until December 31, 1996, at which time Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired the stock of NPI Equity. On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership will terminate on December 31, 2008, or sooner, in accordance with the terms of the Agreement of Limited Partnership. As of December 31, 1997, the Partnership operates five residential apartment complexes located throughout the United States.

Principles of Consolidation: In November 1996, the Partnership refinanced the mortgages secured by the Fairway View II, Patchen Place and Southpoint properties, which were purchased on behalf of the Partnership by three lower tier partnerships, in which the Partnership held a 99.99% interest as a general partner. In conjunction with the refinancing of the properties, ownership of Fairway View II, Patchen Place and Southpoint reverted to the Partnership and the three lower tier partnerships were dissolved. The statements of operations for the year ended December 31, 1996, and the statements of cash flows at December 31, 1996, are consolidated. All significant intercompany transactions and balances have been eliminated.

Depreciation: Depreciation is computed by the straight-line method over estimated useful lives ranging from 10 to 27.50 years for buildings and improvements and seven years for furnishings.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $774,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the related loans. At December 31, 1997, accumulated amortization is approximately $180,000. Amortization of loan costs is included in interest expense.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $92,000 and $81,000 for the years ended December 31, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE
The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                    Principal    Monthly                         Principal
                    Balance At   Payment    Stated                Balance
                   December 31, Including  Interest   Maturity     Due At
Property               1997     Interest     Rate       Date      Maturity

Fairway View II    $ 4,200       $ 26       7.33%     11/01/03   $ 4,200
The Pines            3,484         28       8.56%     02/01/01     3,357
Patchen Place        3,000         18       7.33%     11/01/03     3,000
Northwoods I & II    5,000         31       7.33%     11/01/03     5,000
South Point          4,600         28       7.33%     11/01/03     4,600

   Total           $20,284       $131                            $20,157


On July 12, 1996, the Partnership refinanced the mortgage encumbering Northwoods Apartments with short term financing maturing on November 15, 1996. The refinancing replaced indebtedness on Northwoods in the amount of approximately $1,926,000. The debt refinanced carried a stated interest rate of 9.4% and had a maturity date of May 1, 1996. An extension to July 1, 1996, had been granted. The new mortgage indebtedness of $5,000,000 carried an interest rate of 2.5% plus the LIBOR rate.

On November 13, 1996, the Northwoods Apartments obtained permanent financing, which replaced indebtedness in the amount of $5,000,000 with a new mortgage of $5,000,000. The refinancing replaced the existing indebtedness which carried an interest rate of 2.5% plus the LIBOR rate and had a maturity date of November 15, 1996. The new mortgage requires interest-only payments at a stated rate of 7.33% with the principal balance due at a maturity date of November 1, 2003.

On November 13, 1996, the Partnership refinanced the mortgages encumbering Northwoods Apartments, Patchen Place Apartments, South Pointe Apartments, and Fairway View II Apartments. The new mortgages require interest-only payments at stated rates of 7.33% with the principal balances due at a maturity date of November 1, 2003.

The Patchen Place Apartments refinancing replaced indebtedness in the amount of approximately $2,802,000 with a new mortgage of $3,000,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7% and had a maturity date of November, 2013.

The South Point Apartments refinancing replaced indebtedness in the amount of approximately $4,165,000 with a new mortgage of $4,600,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7.5% and had a maturity date of September, 2021. As a result of the refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of approximately $43,000 due to pre-payment penalties.

The Fairway View II Apartments refinancing replaced indebtedness in the amount of approximately $5,661,000 with a new mortgage of $4,200,000. The refinancing replaced the existing indebtedness which carried an interest rate of 7.5% and had a maturity date of July, 2020. As a result of the refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of approximately $47,000 due to pre-payment penalties.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The refinanced notes require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                 1998                  $    38
                 1999                       41
                 2000                       44
                 2001                    3,361
                 2002                       --
              Thereafter                16,800

                 Total                 $20,284

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

Differences between the net income (loss) as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income
(loss) and Federal taxable income (loss) (in thousands except unit data):


                                          1997         1996

Net loss as reported                    $  (98)      $  (57)
Add (deduct):
  Depreciation differences                  58          (67)
  Miscellaneous                             79           71

Federal taxable loss                    $   39       $  (53)

Federal taxable loss
  per limited partnership unit          $  .64       $ (.87)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                            1997
Net assets as reported                   $ 4,748
Land and buildings                        (1,512)
Accumulated depreciation                  (6,904)
Syndication and distribution costs         3,555
Prepaid rent                                  47
Other                                         85

Net assets - Federal tax basis           $    19


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). NPI Equity was a wholly-owned subsidiary of NPI until December 31, 1996, at which time Insignia Properties Trust, an affiliate of Insignia, acquired the stock of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. An affiliate of Insignia owns 25,399 units or approximately 42% of the total Limited Partnership Units.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):


                                               1997        1996

Property management fees (included
  in operating expenses)                      $ 366       $ 356

Reimbursement for services of
  affiliates, including approximately
  $34,000 and $8,000 of construction
  oversight reimbursements in 1997 and
  1996, respectively (included in general
  and administrative expenses and
  operating expenses)                           217         206

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

For services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to approximately $91,000 and $35,000 of reimbursement for the years ended December 31, 1997 and 1996, respectively.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of a 5% return on adjusted invested capital. The Managing General partner was entitled to a fee of approximately $41,000 during the year ended December 31, 1997, and was not entitled to receive a fee for the year ended December 31, 1996.

The Managing General Partner is entitled to receive 1% of distributions of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. A distribution to the Managing General Partner of approximately $20,000 was accrued at December 31, 1996, and paid in 1997. Limited partners received a distribution of approximately $1,940,000 which was accrued at December 31, 1996, and paid in 1997. The distributions were primarily from refinancing proceeds. On October 2, 1997, the Partnership distributed from operations approximately $2,000,000 to the partners. The Limited Partners received approximately $1,980,000 and the Managing General Partner received approximately $20,000.

Upon sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992.

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

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. Loans under the line of credit will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

(dollar amounts in thousands)


                                        Initial Cost
                                       To Partnership
                                                                   Cost
                                               Buildings       Capitalized
                                              and Related       (Removed)
                                               Personal       Subsequent to
Description          Encumbrances    Land      Property        Acquisition

Fairway View II       $ 4,200      $1,086     $ 8,788          $   516
The Pines               3,484         579       6,521              750
Patchen Place           3,000         706       6,409            1,383
Northwoods I & II       5,000         478       7,919            1,083
South Point             4,600         859       7,686              663

Total                 $20,284      $3,708     $37,323          $ 4,395

                             Gross Amount at Which Carried
                                 At December 31, 1997
                         Buildings
                        And Related
                         Personal           Accumulated   Year of      Date   Depreciable
  Description    Land    Property    Total Depreciation Construction Acquired Life-Years
Fairway View II  $1,094   $  9,296   $10,390  $  4,990       1981      11/84   5-27.5 yrs.
The Pines           584      7,266     7,850     4,463       1978      04/85   5-27.5 yrs.
Patchen Place       714      7,784     8,498     5,119       1971      07/85   5-27.5 yrs.
Northwoods I & II   483      8,997     9,480     4,958       1981      07/85   5-27.5 yrs.
South Point         863      8,345     9,208     4,549       1980      03/86   5-27.5 yrs.

Total            $3,738   $ 41,688   $45,426  $ 24,079

Reconciliation of Investment Properties and Accumulated Depreciation (in thousands):



                                                 Years Ended December 31,
                                                     1997         1996
Investment Properties

Balance at beginning of year                      $45,023      $44,647
  Property Improvements                               403          400
   Disposals of property                               --          (24)

Balance at end of year                            $45,426      $45,023


                                                 Years Ended December 31,
                                                     1997          1996

Accumulated Depreciation

Balance at beginning of year                      $22,372      $20,701
  Additions charged to expense                      1,707        1,681
   Disposals of property                               --          (10)

Balance at end of year                            $24,079      $22,372


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is $43,915,000 and $43,512,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is $30,976,000 and $29,329,000, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of National Properties, Inc. ("NPI, Inc.") until December 31, 1996, at which time Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired the stock of NPI Equity.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity are set forth below. There are no family relationships between or among any officers or directors.

    Name                                 Age       Position

   William H. Jarrard, Jr.               51        President and Director

   Ronald Uretta                         41        Vice President and Treasurer

   Martha L. Long                        38        Controller

   Robert D. Long, Jr.                   30        Vice President

   Daniel M. LeBey                       32        Vice President/Secretary

   Kelley M. Buechler                    40        Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since December 1996. He has acted as Senior Vice President of IPT, parent of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

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

      Name and address of         Amount and nature of
        Beneficial Owner            Beneficial Owner           % of Class

Insignia Properties, LP (1)              25,399                   42.0



(1) The business address of Insignia Properties, LP is One Insignia Financial Plaza, Greenville, South Carolina.

No director or officer of the Managing General Partner owns any units. There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change of control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Managing General Partner during the years ended December 31, 1997 and 1996 are (in thousands):


                                          1997            1996

Property management fees                  $366            $356

Reimbursement for services of
  affiliates                               217             206


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

For services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to approximately $91,000 and $35,000 of reimbursement for the year ended December 31, 1997 and 1996, respectively.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of a 5% return on adjusted invested capital. The Managing General Partner received a fee totaling approximately $141,000 for the year ended December 31, 1997. The Managing General Partner of the Registrant was not entitled to receive a fee for the year ended December 31, 1996.

The Managing General Partner is entitled to receive 1% of distributions of adjusted cash from operations and an allocation of 1% of the net income or loss of the Partnership. There were no distributions of adjusted cash from operations for the years ended December 31, 1996 and 1995, however, a distribution to the Managing General Partner of approximately $20,000 was accrued at December 31, 1996. The distribution was paid in 1997. Limited partners received a distribution of approximately $1,940,000 which was accrued at December 31, 1996, and paid in 1997. The distributions were primarily from refinancing proceeds.
On October 2, 1997, the Partnership distributed approximately $2,000,000 to the partners. The Limited Partners received approximately $1,980,000 and the Managing General Partner received approximately $20,000.

Upon sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992.

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

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. Loans under the line of credit will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

As a result of its ownership of 25,399 limited partnership units, Insignia Properties, LP could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, LP acquired significantly all of its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, LP's right to vote each Unit acquired.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year in 1997:

      None.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th of March 1998.




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

Signature/Name                Title                         Date

/s/ William H. Jarrard, Jr.   President and            March 23, 1998
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta             Vice President and       March 23, 1998
Ronald Uretta                 Treasurer


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

10.8 Multifamily Note and Addendum, dated January 4, 1994, made by the Registrant for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments (11)

10.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments (11)

10.11 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments. (12)

10.12 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments. (12)

10.13 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments. (12)

10.14 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments. (12)

27    Financial Data Schedule



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

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993.

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.