Form 10QSB
period 1998-03-31
NATIONAL PROPERTY INVESTORS 7
filed 1998-05-11
CIK 732439

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                   U.S. Securities And Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         NATIONAL PROPERTY INVESTORS 7
                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                           $  2,055
  Receivables and deposits                                                 466
  Restricted escrows                                                       540
  Other assets                                                             595
  Investment properties:
    Land                                                $  3,738
    Buildings and related property                        41,756
                                                          45,494
    Less accumulated depreciation                        (24,500)       20,994

                                                                      $ 24,650

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                    $    139
  Tenant security deposits payable                                         124
  Accrued property taxes                                                    88
  Other liabilities                                                        263
  Mortgage notes payable                                                20,275

Partners' Capital (Deficit):
  General partner's                                     $   (265)
  Limited partners' (60,517 units issued
       and outstanding)                                    4,026         3,761

                                                                      $ 24,650


                 See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 7
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                                          Three Months Ended
                                                               March 31,
                                                           1998       1997
Revenues:
  Rental income                                         $ 1,715     $ 1,736
  Other income                                               77         100
       Total revenues                                     1,792       1,836

Expenses:
  Operating                                                 789         725
  General and administrative                                152          55
  Depreciation                                              421         418
  Interest                                                  410         410
  Property taxes                                             96         108
       Total expenses                                     1,868       1,716

Net (loss) income                                       $   (76)    $   120

Net (loss) income allocated to general partner (1%)     $    (1)    $     1
Net (loss) income allocated to limited partners (99%)       (75)        119

                                                        $   (76)    $   120

Net (loss) income per limited partnership unit          $ (1.24)    $  1.96

Distributions per limited partnership unit              $ 14.90     $    --


                 See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 7
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General     Limited
                                   Units     Partner's   Partners'     Total

Original capital contributions    60,517      $     1   $ 30,259     $ 30,260

Partners' (deficit) capital
at December 31, 1997              60,517      $  (255)  $  5,003     $  4,748

Distributions to partners             --           (9)      (902)        (911)

Net loss for the three
months ended March 31, 1998           --           (1)       (75)         (76)

Partners' (deficit) capital
at March 31, 1998                 60,517      $  (265)  $  4,026     $  3,761


                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 7
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997
Cash flows from operating activities:
  Net (loss) income                                       $   (76)     $   120
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation                                               421          418
   Amortization of loan costs                                  28           28
   Change in accounts:
     Receivables and deposits                                 (44)         (58)
     Other assets                                              29           37
     Accounts payable                                          51         (128)
     Tenant security deposits payable                          (4)         (10)
     Accrued property taxes                                    32           91
     Other liabilities                                         (6)          (7)

       Net cash provided by operating activities              431          491

Cash flows from investing activities:
  Property improvements and replacements                      (68)        (119)
  Net withdrawals from (deposits to) restricted escrows       112          (31)

       Net cash provided by (used in)
         investing activities                                  44         (150)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (9)          (8)
  Loan costs paid                                              --          (13)
  Distributions to partners                                  (911)      (1,955)

       Net cash used in financing activities                 (920)      (1,976)

Net decrease in cash and cash equivalents                    (445)      (1,635)

Cash and cash equivalents at beginning of period            2,500        5,471

Cash and cash equivalents at end of period                $ 2,055      $ 3,836

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   382      $   383

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 7
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc., (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. (Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred in the three month periods ended March 31, 1998 and 1997:

                                                       1998             1997
                                                           (in thousands)
Property management fees (included in operating
  expenses)                                           $ 90              $ 92
Reimbursement for services of affiliates
  (included in general and administrative
  and operating expenses)                               48                39

In addition to the items noted above, for services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to a reimbursement of approximately $81,000 during the three months ended March 31, 1998, and was not entitled to receive a reimbursement during the three months ended March 31, 1997.

For the period from January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTIONS TO PARTNERS

A distribution totaling approximately $911,000 was declared and paid from operating funds during the three months ended March 31, 1998. Approximately $902,000 was distributed to the limited partners and approximately $9,000 was paid to the Managing General Partner. During January 1997, a distribution of approximately $1,955,00 was paid to the partners. Approximately $20,000 was paid to the Managing General Partner and approximately $1,935,000 was paid to the limited partners. This distribution was declared in December 1996 and it primarily represented proceeds from property refinancings.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1998 and 1997:


                                                Average
                                               Occupancy
                                            1998       1997
Fairway View II Apartments
  Baton Rouge, Louisiana                     93%       93%

Northwoods Apartments
  Pensacola, Florida                         94%       93%

Patchen Place Apartments
  Lexington, Kentucky                        81%       87%

The Pines Apartments
  Roanoke, Virginia                          93%       97%

South Point Apartments
  Durham, North Carolina                     90%       95%

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments, The Pines Apartments and South Point Apartments to soft markets caused by increased competition as a result of newly constructed units and lower interest rates enticing first-time homebuyers.

The Partnership's net loss for the three month period ended March 31, 1998, was approximately $76,000 compared to net income of approximately $120,000 for the three month period ended March 31, 1997. The decrease in net income is primarily due to a decrease in revenues and increases in general and administrative and operating expenses. Rental income decreased as a result of decreased occupancy as discussed above, which was partially offset by increased rental income at Northwoods Apartments due to increased rental rates. General and administrative expenses increased primarily due to an $81,000 non-accountable reimbursement paid to the Managing General Partner in connection with the distribution made during the three months ended March 31, 1998 (see "Note B - Transactions with Affiliated Parties"). Operating expenses increased primarily as a result of increased maintenance expenses. Included in operating expense for the three month period ended March 31, 1998 is approximately $64,000 of major repairs and maintenance comprised of exterior building repairs at Patchen Place Apartments. For the three month period ended March 31, 1997, maintenance expense included approximately $34,000 of major repairs and maintenance comprised primarily of parking lot and swimming pool repairs.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $2,055,000 compared to approximately $3,836,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was approximately $445,000 compared to a net decrease of approximately $1,635,000 for the three months ended March 31, 1997. Net cash provided by operating activities decreased primarily as a result of the decrease in net income discussed above and a decrease in cash provided by accrued taxes related to the timing of payments. The decreases were partially offset by an increase in accounts payable due to the timing of payments to vendors. Net cash provided by investing activities increased due to an increase in withdrawals from restricted escrows and a decrease in property improvements and replacements. Net cash used in financing activities decreased primarily as a result of a reduction of distributions paid to partners. The Partnership made a distribution in January 1997, that was accrued at December 31, 1996. A distribution was also declared and paid in January 1998.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $20,275,000 is amortized over varying periods with required balloon payments ranging from February 1, 2001 to November 1, 2003, at which time the properties will either be refinanced or sold. In January 1997, the Partnership distributed approximately $1,955,000 to the partners. This distribution was accrued at December 31, 1996. Approximately $1,935,000 ($31.97 per limited partnership unit) was distributed to the limited partners, approximately $20,000 was distributed to the general partner. Approximately $1,561,000 of the distribution originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point. The remaining amount originated from operations. In January 1998, the Partnership distributed approximately $911,000 to the partners. The limited partners received approximately $902,000 ($14.90 per limited partnership unit) and the general partner received approximately $9,000. The Managing General Partner is planning to make a distribution in September 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)      Reports on Form 8-K:

               None were filed during the quarter ended March 31, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NATIONAL PROPERTY INVESTORS 7


                           By:   NPI EQUITY INVESTMENTS, INC.
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer


                           Date:  May 11, 1998