Form 10QSB
period 1998-06-30
NATIONAL PROPERTY INVESTORS 7
filed 1998-08-03
CIK 732439

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


                  For the quarterly period ended June 30, 1998


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         NATIONAL PROPERTY INVESTORS 7
                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents                              $  2,470
  Receivables and deposits                                    510
  Restricted escrows                                          490
  Other assets                                                559
  Investment properties:
    Land                                     $  3,738
    Buildings and related property             41,874
                                               45,612
    Less accumulated depreciation             (24,926)     20,686

                                                         $ 24,715

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                       $    106
  Tenant security deposit liabilities                         127
  Accrued property taxes                                      141
  Other liabilities                                           275
  Mortgage notes payable                                   20,265

Partners' Capital (Deficit):
  General partner's                          $   (264)
  Limited partners' (60,517 units issued
       and outstanding)                         4,065       3,801

                                                         $ 24,715

                 See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 7
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                 1998       1997       1998      1997
Revenues:
 Rental income                 $ 1,662    $ 1,694    $ 3,377   $ 3,430
 Other income                      108        118        185       218
   Total revenues                1,770      1,812      3,562     3,648

Expenses:
 Operating                         735        733      1,524     1,458
 General and administrative         60         81        212       136
 Depreciation                      426        422        847       840
 Interest                          410        411        820       821
 Property taxes                     99        100        195       208
   Total expenses                1,730      1,747      3,598     3,463

Net income (loss)              $    40    $    65    $   (36)  $   185

Net income (loss) allocated
  to general partner (1%)      $    --    $     1    $    --   $     2
Net income (loss) allocated
  to limited partners (99%)         40         64        (36)      183

Net income (loss)              $    40    $    65    $   (36)  $   185

Net income (loss) per
 limited partnership unit      $   .66    $  1.06    $  (.59)  $  3.02

Distributions per limited
  partnership unit             $    --    $    --    $ 14.90   $    --

                 See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 7
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited
                                Partnership General    Limited
                                   Units    Partner's  Partners'    Total

Original capital contributions    60,517     $     1    $30,259    $30,260

Partners' (deficit) capital
at December 31, 1997              60,517     $  (255)   $ 5,003    $ 4,748

Distributions to partners             --          (9)      (902)      (911)

Net loss for the six
months ended June 30, 1998            --          --        (36)       (36)

Partners' (deficit) capital
at June 30, 1998                  60,517     $  (264)   $ 4,065    $ 3,801

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 7
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended
                                                               June 30,
                                                           1998       1997
Cash flows from operating activities:
  Net (loss) income                                      $   (36)   $   185
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation                                              847        840
   Amortization of loan costs                                 55         56
   Change in accounts:
     Receivables and deposits                                (88)      (170)
     Other assets                                             38         38
     Accounts payable                                         18       (103)
     Tenant security deposit liabilities                      (1)       (16)
     Accrued property taxes                                   85        145
     Other liabilities                                         6         11

       Net cash provided by operating activities             924        986

Cash flows from investing activities:
  Property improvements and replacements                    (186)      (201)
  Net withdrawals from (deposits to) restricted escrows      162        (97)

       Net cash used in investing activities                 (24)      (298)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (19)       (17)
  Loan costs paid                                             --        (47)
  Distributions to partners                                 (911)    (1,955)

       Net cash used in financing activities                (930)    (2,019)

Net decrease in cash and cash equivalents                    (30)    (1,331)

Cash and cash equivalents at beginning of period           2,500      5,471

Cash and cash equivalents at end of period               $ 2,470    $ 4,140

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   765    $   766

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 7
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc., (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred in the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                  1998      1997
Property management fees (included in operating
  expenses)                                       $180      $182
Reimbursement for services of affiliates
  (included in general and administrative
  and operating expenses)                           91        88

Additionally, approximately $7,000 and $3,000 was paid to affiliates of Insignia for construction oversight costs during the six months ended June 30, 1998 and 1997, respectively. Construction oversight costs are included in operating expenses and investment properties.

In addition to the items noted above, for services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to a reimbursement, which is included in general and administrative expense, of approximately $81,000 during the six months ended June 30, 1998, and was not entitled to receive a reimbursement during the six months ended June 30, 1997.

For the period from January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTIONS TO PARTNERS

A distribution totaling approximately $911,000 was declared and paid from operating funds during the six months ended June 30, 1998. Approximately $902,000 was distributed to the limited partners and approximately $9,000 was paid to the Managing General Partner. During January 1997, a distribution of approximately $1,955,000 was paid to the partners. Approximately $20,000 was paid to the Managing General Partner and approximately $1,935,000 was paid to the limited partners. This distribution was declared in December 1996 and it primarily represented proceeds from property refinancings.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:

                                       Average
                                      Occupancy
                                    1998     1997
Fairway View II Apartments
  Baton Rouge, Louisiana            95%       93%

Northwoods Apartments
  Pensacola, Florida                94%       93%

Patchen Place Apartments
  Lexington, Kentucky               83%       87%

The Pines Apartments
  Roanoke, Virginia                 93%       96%

South Point Apartments
  Durham, North Carolina            89%       92%

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments, The Pines Apartments, and South Point Apartments to soft markets caused by increased competition as a result of newly constructed units and lower interest rates enticing first time homebuyers.

The Partnership's net loss for the six month period ended June 30, 1998, was approximately $36,000 compared to net income of approximately $185,000 for the six month period ended June 30, 1997. The Partnership's net income for the three month period ended June 30, 1998, was approximately $40,000 compared to net income of approximately $65,000 for the three month period ended June 30, 1997. The decrease in net income for the six months ended June 30, 1998, is primarily due to a decrease in rental and other income and increases in general and administrative and operating expenses. Rental income decreased as a result of decreased occupancy as discussed above, which was partially offset by increased rental income at Northwoods Apartments and Fairway View II Apartments due to increased occupancy at both properties. Other income decreased due to a decrease in interest income which resulted from lower cash balances being held by the Partnership during the six months ended June 30, 1998, compared to the corresponding period of 1997. The decrease in cash balances was a result of distributions made during 1997 and 1998. General and administrative expenses increased primarily due to an $81,000 non-accountable reimbursement paid to the Managing General Partner in connection with the distribution made during the first quarter of 1998 (see "Note B - Transactions with Affiliated Parties"). Operating expenses increased primarily as a result of increased maintenance expenses. Included in operating expense for the six month period ended June 30, 1998, is approximately $83,000 of major repairs and maintenance comprised primarily of exterior building repairs in connection with the continuation of the exterior renovation project which was started during 1997 at Patchen Place Apartments. For the six month period ended June 30, 1997, operating expense included approximately $51,000 of major repairs and maintenance comprised primarily of parking lot repairs, landscaping, and swimming pool repairs, most of which was incurred at Fairway View Apartments.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $2,470,000 compared to approximately $4,140,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998, was approximately $30,000 compared to a net decrease of approximately $1,331,000 for the six months ended June 30, 1997. Net cash provided by operating activities decreased primarily as a result of the decrease in net income, as discussed above, and an increase in cash used for accrued property taxes related to the timing of payments. The decreases were partially offset by a decrease in cash used for accounts payable due to the timing of payments to vendors. Net cash used in investing activities decreased due to an increase in net withdrawals from restricted escrows and a decrease in property improvements and replacements. Net cash used in financing activities decreased primarily as a result of a reduction of distributions paid to partners. The Partnership made a distribution in January 1997, that was accrued at December 31, 1996. A distribution was also declared and paid in January 1998.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $20,265,000 is amortized over varying periods with required balloon payments ranging from February 1, 2001 to November 1, 2003, at which time the properties will either be refinanced or sold. In January 1997, the Partnership distributed approximately $1,955,000 to the partners. This distribution was accrued at December 31, 1996. Approximately $1,935,000 ($31.97 per limited partnership unit) was distributed to the limited partners, approximately $20,000 was distributed to the general partner. Approximately $1,561,000 of the distribution originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point. The remaining amount originated from operations. In January 1998, the Partnership distributed approximately $911,000 to the partners. The limited partners received approximately $902,000 ($14.90 per limited partnership unit) and the general partner received approximately $9,000. The Managing General Partner is planning to make another distribution in September 1998.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None were filed during the quarter ended June 30, 1998.


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


                           Date: August 3, 1998