Form 10QSB
period 1998-09-30
NATIONAL PROPERTY INVESTORS 7
filed 1998-11-13
CIK 732439

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


               For the quarterly period ended September 30, 1998


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


                     55 Beattie Place, Post Office Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $  2,123
  Receivables and deposits                                   568
  Restricted escrows                                         488
  Other assets                                               540
  Investment properties:
    Land                                     $  3,738
    Buildings and related property             41,970
                                               45,708
    Less accumulated depreciation             (25,358)    20,350


                                                        $ 24,069

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                      $     83
  Tenant security deposit liabilities                        129
  Accrued property taxes                                     238
  Other liabilities                                          278
  Mortgage notes payable                                  20,256

Partners' Capital (Deficit):
  General partner's                          $   (272)
  Limited partners' (60,517 units issued
       and outstanding)                         3,357      3,085

                                                        $ 24,069

                 See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 7
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                                1998      1997      1998      1997
Revenues:
 Rental income                $ 1,742   $ 1,736   $ 5,119   $ 5,166
 Other income                     109       116       294       334
   Total revenues               1,851     1,852     5,413     5,500

Expenses:
 Operating                        774       963     2,298     2,421
 General and administrative       105        62       317       198
 Depreciation                     432       428     1,279     1,268
 Interest                         409       411     1,229     1,232
 Property taxes                    97        97       292       305
   Total expenses               1,817     1,961     5,415     5,424

Net income (loss)             $    34   $  (109)  $    (2)  $    76

Net income (loss) allocated
  to general partner (1%)     $    --   $    (1)  $    --   $     1
Net income (loss) allocated
  to limited partners (99%)        34      (108)       (2)       75

Net income (loss)             $    34   $  (109)  $    (2)  $    76

Net income (loss) per
  limited partnership unit    $   .56   $ (1.78)  $  (.03)  $  1.24

Distributions per limited
  partnership unit            $ 12.27   $    --   $ 27.17   $    --

                 See Accompanying Notes to Financial Statements

c)
                         NATIONAL PROPERTY INVESTORS 7
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units    Partner's  Partners'    Total

Original capital contributions    60,517     $     1    $30,259    $30,260

Partners' (deficit) capital
at December 31, 1997              60,517     $  (255)   $ 5,003    $ 4,748

Distributions to partners             --         (17)    (1,644)    (1,661)

Net loss for the nine months
ended September 30, 1998              --          --         (2)        (2)

Partners' (deficit) capital
at September 30, 1998             60,517     $  (272)   $ 3,357    $ 3,085

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 7
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                  Nine Months Ended
                                                    September 30,
                                                    1998      1997
Cash flows from operating activities:
  Net (loss) income                               $    (2)  $    76
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation                                     1,279     1,268
   Amortization of loan costs                          83        84
   Change in accounts:
     Receivables and deposits                        (146)     (192)
     Other assets                                      29         1
     Accounts payable                                  (5)     (156)
     Tenant security deposit liabilities                1       (16)
     Accrued property taxes                           182       170
     Other liabilities                                  9        17

       Net cash provided by operating activities    1,430     1,252

Cash flows from investing activities:
  Property improvements and replacements             (282)     (312)
  Net withdrawals from (deposits to) restricted
     escrows                                          164       (93)

       Net cash used in investing activities         (118)     (405)

Cash flows from financing activities:
  Payments on mortgage notes payable                  (28)      (25)
  Loan costs paid                                      --       (49)
  Distributions to partners                        (1,661)   (1,955)

       Net cash used in financing activities       (1,689)   (2,029)

Net decrease in cash and cash equivalents            (377)   (1,182)

Cash and cash equivalents at beginning of period    2,500     5,471

Cash and cash equivalents at end of period        $ 2,123   $ 4,289

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $ 1,147   $ 1,149

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 7
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc., (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with the Managing General Partner and/or its affiliates were incurred in the nine month periods ended September 30, 1998 and 1997 (in thousands):

                                                         Nine Months Ended
                                                            September 30,
                                                           1998      1997

Property management fees (included in operating expenses) $ 272     $ 273
Reimbursement for services of affiliates, including
 approximately $9,000 and $5,000 of construction
 services reimbursements for the nine months ended
 September 30, 1998 and September 30, 1997, respectively
 (included in, general and administrative, and
 operating expenses)                                        154       137

In addition to the items noted above, for services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was entitled to a reimbursement, which is included in general and administrative expense, of approximately $91,000 during the nine months ended September 30, 1998, and was not entitled to receive a reimbursement during the nine months ended September 30, 1997.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, 50% of which is subordinated to the limited partners' receipt of an 8% return on adjusted invested capital and 50% of which is subordinated to the limited partners' receipt of a 5% return on adjusted invested capital. The Managing General Partner was entitled to a fee of approximately $34,000 during the nine months ended September 30, 1998, and was not entitled to receive a fee for the nine months ended September 30, 1997.

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

NOTE C - DISTRIBUTIONS TO PARTNERS

Distributions totaling approximately $1,661,000 were declared and paid from operating funds during the nine months ended September 30, 1998. Approximately $17,000 was paid to the Managing General Partner, and approximately $1,644,000 ($27.17 per limited partnership unit) was paid to the limited partners. During January 1997, a distribution of approximately $1,955,000 was paid to the partners. Approximately $20,000 was paid to the Managing General Partner and approximately $1,935,000 ($32.30 per limited partnership unit) was paid to the limited partners. This distribution was declared in December 1996 and it primarily represented proceeds from property refinancings.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. ("Insignia") completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:


                            Average Occupancy
                              1998     1997
Fairway View II Apartments
  Baton Rouge, Louisiana      96%       94%

Northwoods Apartments
  Pensacola, Florida          95%       95%

Patchen Place Apartments
  Lexington, Kentucky         85%       88%

The Pines Apartments
  Roanoke, Virginia           95%       96%

South Point Apartments
  Durham, North Carolina      89%       92%

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments and South Point Apartments to soft markets caused by increased competition as a result of newly constructed units and lower interest rates enticing first time homebuyers.

The Partnership's net loss for the nine month period ended September 30, 1998, was approximately $2,000 compared to net income of approximately $76,000 for the nine month period ended September 30, 1997. The Partnership's net income for the three month period ended September 30, 1998, was approximately $34,000 compared to a net loss of approximately $109,000 for the three month period ended September 30, 1997. The decrease in net income for the nine months ended September 30, 1998, is primarily due to a decrease in rental and other income and an increase in general and administrative expense. Rental income decreased as a result of decreased occupancy at Patchen Place, South Point and The Pines Apartments, as well as increased concession costs at these properties incurred in an effort to improve occupancy. This decrease in rental income was partially offset by increased occupancy at Fairway View II Apartments and increased rental rates at Fairway View II, Patchen Place, Northwoods, and The Pines Apartments. Other income decreased due to a decrease in interest income which resulted from lower cash balances being held by the Partnership during the nine months ended September 30, 1998, compared to the corresponding period of 1997. The decrease in cash balances was a result of distributions made during 1997 and 1998. General and administrative expenses increased primarily due to an $91,000 non-accountable reimbursement and a $34,000 partnership management fee paid to the Managing General Partner in connection with the distributions made during the nine months ended September 30, 1998 (see "Note B - Transactions with Affiliated Parties"). Partially offsetting these decreases in net income was a decrease in operating expenses primarily as a result of decreased maintenance expenses due to a renovation project at Fairway View II Apartments completed in 1997. Included in operating expense for the nine month period ended September 30, 1998, is approximately $105,000 of major repairs and maintenance comprised primarily of exterior building repairs in connection with the continuation of the exterior renovation project which was started during 1997 at Patchen Place Apartments. For the nine month period ended September 30, 1997, maintenance expense included approximately $248,000 of major repairs and maintenance comprised primarily of parking lot repairs, exterior building repairs, exterior painting, and swimming pool repairs.

The increase in net income for the three month period ended September 30, 1998 compared to the corresponding period in 1997 was primarily due to the decrease in operating expense discussed above.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $2,123,000 compared to approximately $4,289,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998, was approximately $377,000 compared to a net decrease of approximately $1,182,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily as a result of a decrease in cash used for accounts payable related to the timing of payments to vendors and a decrease in cash used for receivables and deposits due to the timing of cash receipts. These increases were partially offset by the decrease in net income discussed above. Net cash used in investing activities decreased due to an increase in net withdrawals from restricted escrows and a decrease in property improvements and replacements. Net cash used in financing activities decreased primarily as a result of lower distributions paid to partners during the nine months ended September 30, 1998 compared to the corresponding period in 1997. In addition, there were loan costs paid for the refinancing of Northwoods Apartments in 1997 with no comparable costs incurred in 1998.

The Managing General Partner has extended to the Partnership a credit line of up to $500,000. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $20,256,000 is amortized over varying periods with required balloon payments ranging from February 1, 2001 to November 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. In January 1997, the Partnership distributed approximately $1,955,000 to the partners. This distribution was accrued at December 31, 1996. Approximately $1,935,000 ($31.97 per limited partnership unit) was distributed to the limited partners; approximately $20,000 was distributed to the general partner. Approximately $1,561,000 of the distribution originated from refinancing proceeds of Fairway View II, Patchen Place, Northwoods I & II, and South Point. The remaining amount originated from operations. In January 1998, the Partnership distributed approximately $911,000 to the partners. The limited partners received approximately $902,000 ($14.90 per limited partnership unit) and the general partner received approximately $9,000. In September 1998, the Partnership distributed approximately $750,000 to the partners. Approximately $742,000 ($12.27 per limited partnership unit) was distributed to the limited partners and the general partner received approximately $8,000. The Partnership's future distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. "Insignia" and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b)    Reports on Form 8-K:

             None were filed during the quarter ended September 30, 1998.



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


                               NATIONAL PROPERTY INVESTORS 7


                               By:          NPI EQUITY INVESTMENTS, INC.
                                            Its Managing General Partner


                               By:          /s/Patrick Foye
                                            Patrick Foye
                                            Executive Vice President


                               By:          /s/Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting
                                            (Duly Authorized Officer)


                               Date:        November 13, 1998