Form 10KSB
period 1998-12-31
NATIONAL PROPERTY INVESTORS 7
filed 1999-03-30
CIK 732439

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

  (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                  For the fiscal year ended December 31, 1998

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

   55 Beattie Place, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $7,319,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interest, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

National Property Investors 7 (the "Partnership" or "Registrant") was organized in October 1983 as a California limited partnership under the Uniform Limited Partnership Laws of California. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity (See "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

From February 1984 through February 1985, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission 100,000 limited partnership units at $500 per unit for an aggregate of $50,000,000 and sold 60,517 units providing net proceeds of $30,259,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase seven income producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. One property was sold and another was foreclosed on in 1994. The Registrant continues to own and operate the remaining five properties (See "Item 2. Description of Properties").

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or, through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services to the Partnership's investment properties for the years ended December 31, 1998 and 1997.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Transfer of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                             Date of
Property                    Purchase      Type of Ownership           Use

Fairway View II Apartments    11/84   Fee ownership subject to     Apartment
 Baton Rouge, Louisiana                    first mortgage          204 units

The Pines Apartments          04/85   Fee ownership subject to     Apartment
 Roanoke, Virginia                         first mortgage          216 units

Patchen Place Apartments      07/85   Fee ownership subject to     Apartment
 Lexington, Kentucky                       first mortgage          202 units

Northwood I & II Apartments   07/85   Fee ownership subject to     Apartment
 Pensacola, Florida                        first mortgage          320 units

South Point Apartments        03/86   Fee ownership subject to     Apartment
 Durham, North Carolina                    first mortgage          180 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                    Carrying  Accumulated                       Federal

Property              Value   Depreciation    Rate    Method   Tax Basis

                        (in thousands)                       (in thousands)


Fairway View II     $10,433    $ 5,340     5-27.5 yrs  S/L     $ 2,325

The Pines             7,916      4,764     5-27.5 yrs  S/L       1,785

Patchen Place         8,596      5,485     5-27.5 yrs  S/L       2,241

Northwoods I & II     9,592      5,305     5-27.5 yrs  S/L       2,432

South Point           9,292      4,902     5-27.5 yrs  S/L       2,898


    Total           $45,829    $25,796                         $11,681


See "Note A" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                      Principal                                   Principal

                     Balance At                                    Balance

                    December 31,  Interest  Period   Maturity      Due At

Property                1998        Rate   Amortized   Date      Maturity(2)

                        (in thousands)                         (in thousands)


Fairway View II      $ 4,200       7.33%      (1)    11/01/03    $ 4,200

The Pines              3,446       8.56%    30 yrs   02/01/01      3,357

Patchen Place          3,000       7.33%      (1)    11/01/03      3,000

Northwoods I & II      5,000       7.33%      (1)    11/01/03      5,000

South Point            4,600       7.33%      (1)    11/01/03      4,600


  Total              $20,246                                     $20,157


(1)  Loan requires payments of interest only.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                Average Annual            Average

                                 Rental Rates            Occupancy

Property                       1998        1997       1998      1997


Fairway View II            $6,843/unit $6,665/unit     97%       93%

The Pines                   6,830/unit  6,715/unit     95%       96%

Patchen Place               6,821/unit  6,859/unit     88%       88%

Northwoods I & II           6,098/unit  5,974/unit     95%       95%

South Point                 8,171/unit  8,146/unit     90%       92%


The Managing General Partner attributes the increase in occupancy at Fairway View II to a strong rental market in Baton Rouge, LA.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES

Real estate taxes and rates in 1998 for each property were:


                                         1998           1998

                                        Billing         Rate

                                    (in thousands)


Fairway View II                          $ 53           9.89%

The Pines                                  69           1.13%

Patchen Place                              47            .98%

Northwoods I & II                         130           2.00%

South Point                                97           1.62%


CAPITAL IMPROVEMENTS

Fairway View II

In 1998, the Partnership completed approximately $43,000 of capital improvements at Fairway View II, consisting primarily of air conditioning units and carpet/vinyl replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $258,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $190,000 are planned for 1999, including carpet and vinyl replacement, landscaping, parking lot and pool repairs.

The Pines

In 1998, the Partnership completed approximately $66,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $249,000 of capital improvements over the near-term. Capital improvements, budgeted for, but not limited to, approximately $291,000 are planned for 1999, including carpet and vinyl replacement, parking lot and pool repairs, appliances, and water heaters.

Patchen Place

In 1998, the Partnership completed approximately $97,000 of capital improvements at Patchen Place, consisting primarily of the replacement of carpet, vinyl, and appliances. These improvements were funded from replacement reserves and cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $217,000 are planned for 1999, including carpet and vinyl replacement, landscaping, parking lot repairs, improvements to the recreation facilities, and the replacement of appliances.

Northwoods I & II

In 1998, the Partnership completed approximately $112,000 of capital improvements at Northwoods I&II, consisting primarily of carpet and vinyl replacement, and the replacement of appliances. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $312,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $383,000 are planned for 1999, including furniture and fixture replacements, cabinet and countertop replacements, carpet and vinyl replacements, landscaping, roof repairs, parking lot repairs, plumbing upgrades, appliances, as well as other structural improvements.

South Point

In 1998, the Partnership completed approximately $85,000 of capital improvements at South Point, consisting primarily of exterior painting, pool repairs, and carpet replacement. These improvements were funded from replacement reserves and cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $167,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $199,000 are planned for 1999, including carpet replacement, interior painting, parking lot repairs, and other structural improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available form operations and partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to the vote of the unit holders through the solicitation of proxies or otherwise.



                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly held limited partnership, offered up to 100,000 and sold 60,517 limited partnership units aggregating $30,259,000. The Partnership currently has 1,972 holders of record owning an aggregate of 60,517 units. Affiliates of the Managing General Partner owned 25,399 units or 41.97% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1998 and 1997, distributions of approximately $3,257,000 ($53.29 per limited partnership unit) and $3,960,000 ($64.78 per limited partnership unit) were paid from operations, respectively. At December 31, 1996, a distribution of approximately $1,960,000 ($32.06 per limited partnership unit) had been declared and accrued. This distribution was paid during 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end a distribution of $300,000 ($4.91 per limited partnership unit) was paid in January 1999 from refinancings in earlier years. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was approximately $142,000 as compared to a net loss of approximately $98,000 for the year ended December 31, 1997 (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income/losses). The increase in net income was due to a decrease in total expenses which was partially offset by a slight decrease in total revenue. Revenues decreased due to decreased other income which was partially offset by a slight increase in rental revenue. The decrease in other income was primarily due to a decrease in interest income as a result of lower interest bearing cash balances held by the Partnership during 1998. Rental income increased primarily due increased market rent at all but one of the Partnership's properties which was partially offset by increased concession costs.

Expenses decreased due primarily to reductions in operating expenses, which were partially offset by an increase in general and administrative expenses. Operating expenses decreased primarily due to a decrease in maintenance expenses due to a renovation project at Fairway View II Apartments, which was completed in 1997. General and administrative expenses increased primarily due to increased non-accountable reimbursement and partnership management fees paid to the Managing General Partner in connection with the distributions made during the year ended December 31, 1998. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,074,000 as compared to approximately $2,500,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $3,295,000 of cash used in financing activities and approximately $161,000 of cash used in investing activities, which was partially offset by approximately $2,030,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering The Pines and partner distributions.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At December 31, 1998 and 1997, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $1,280,000 million in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Fairway View II include carpet/vinyl replacements, landscaping, parking lot repairs, and pool repairs. Budgeted capital improvements at The Pines consist primarily of carpet and vinyl replacement, parking lot repairs, pool repairs, appliances, and water heaters. Budgeted capital improvements at Patchen Place include the replacement of carpet and vinyl, landscaping, parking lot repairs, improvements to recreation facilities and appliances. Budgeted capital improvements at Northwoods I & II include furniture and fixture replacements, cabinet and countertop replacements, carpet and vinyl replacements, landscaping, roof repairs, parking lot repairs, plumbing upgrades, as well as other structural improvements. Budgeted capital improvements at South Point include carpet replacement, painting, parking lot repairs, and other structural improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,446,000 encumbering The Pines is amortized over 30 years with a balloon payment of approximately $3,357,000 due on February 1, 2001. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $3,257,000 were made during the year ended December 31, 1998. Distributions of approximately $2,000,000 were made from operations during the year ended December 31, 1997. Subsequent to the Partnership's fiscal year end, a distribution of $300,000 was paid in January 1999 from refinancings from prior years. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.  FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
   1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements


                          Independent Auditors' Report


To the Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP


Greenville, SC
March 3, 1999





                          Independent Auditors' Report




To the Partners
National Property Investors 7
Greenville, South Carolina



We have audited the accompanying statements of operations, changes in partner's capital (deficit) and cash flow of National Property Investors 7, (a limited partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Property Investors 7 for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants


New York,  N.Y.
January 17, 1998



                         NATIONAL PROPERTY INVESTORS 7

                                 BALANCE SHEET
                      (in thousands, except per unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                  $  1,074

  Receivables and deposits                                        472

  Restricted escrows                                              410

  Other assets                                                    508

  Investment properties (Notes C and F):

    Land                                         $  3,738

    Buildings and related property                 42,091

                                                   45,829

    Less accumulated depreciation                 (25,796)     20,033


                                                             $ 22,497



Liabilities and Partners' Capital (Deficit)

Liabilities

    Accounts payable                                         $     57

    Tenant security deposit liabilities                           129

    Accrued property taxes                                        180

    Other liabilities                                             252

    Mortgage notes payable (Note C)                            20,246


Partners' Capital (Deficit)

    General partner                              $   (286)

    Limited partners (60,517 units issued

      and outstanding)                              1,919       1,633


                                                             $ 22,497


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                Years Ended December 31,

                                                    1998         1997

Revenues:

 Rental income                                    $6,937       $6,915

 Other income                                        382          436

     Total revenues                                7,319        7,351


Expenses:

 Operating                                         2,952        3,320

 General and administrative                          486          390

 Depreciation                                      1,717        1,707

 Interest                                          1,636        1,642

 Property taxes                                      386          390

     Total expenses                                7,177        7,449


Net income (loss) (Note D)                        $  142       $  (98)


Net income (loss) allocated to general

  partner (1%)                                    $    1       $   (1)


Net income (loss) allocated to limited

  partners (99%)                                     141          (97)


                                                  $  142       $  (98)


Net income (loss) per limited partnership unit    $ 2.33       $(1.60)


Distributions per limited partnership unit:       $53.29       $32.72


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 7

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                      (in thousands, except per unit data)


                                 Limited

                               Partnership  General    Limited

                                  Units    Partner's  Partners'   Total


Original capital contributions   60,517    $     1    $30,259   $30,260


Partners' (deficit) capital at

 December 31, 1996               60,517    $  (234)   $ 7,080   $ 6,846


Distributions to partners            --        (20)    (1,980)   (2,000)


Net loss for the year ended

 December 31, 1997                   --         (1)       (97)      (98)


Partners' (deficit) capital at

 December 31, 1997               60,517       (255)     5,003     4,748


Distributions to partners            --        (32)    (3,225)   (3,257)


Net income for the year ended

 December 31, 1998                   --          1        141       142


Partners' (deficit) capital at

 December 31, 1998               60,517    $  (286)   $ 1,919   $ 1,633


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                       Years Ended December 31,

                                                          1998       1997

Cash flows from operating activities:

 Net income (loss)                                     $    142   $    (98)

 Adjustments to reconcile net income (loss) to

 net cash provided by operating activities:

   Depreciation                                           1,717      1,707

   Amortization of loan costs                               113        112

   Change in accounts:

      Receivables and deposits                              (50)      (133)

      Other assets                                           31         16

      Accounts payable                                      (31)      (100)

      Tenant security deposit liabilities                     1        (22)

      Accrued property taxes                                124         56

      Other liabilities                                     (17)        18


         Net cash provided by operating activities        2,030      1,556


Cash flows from investing activities:

 Property improvements and replacements                    (403)      (403)

 Net withdrawals from (deposits to) restricted escrows      242        (82)


         Net cash used in investing activities             (161)      (485)


Cash flows from financing activities:

   Payments on mortgage note payable                        (38)       (33)

   Loan costs paid                                           --        (49)

   Distributions to partners                             (3,257)    (3,960)


         Net cash used in financing activities           (3,295)    (4,042)


Net decrease in cash and cash equivalents                (1,426)    (2,971)


Cash and cash equivalents at beginning of year            2,500      5,471


Cash and cash equivalents at end of year               $  1,074   $  2,500


Supplemental disclosure of cash flow information:

   Cash paid for interest                              $  1,528   $  1,531


                 See Accompanying Notes to Financial Statements





                         NATIONAL PROPERTY INVESTORS 7

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983, to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008 unless terminated prior to such date. As of December 31, 1998, the Partnership operates five residential apartment complexes located throughout the United States.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Allocation of Profits, Gains, and Losses: Profits, gains and losses of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partner's capital for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $774,000, less accumulated amortization of approximately $293,000, are included in other assets and are being amortized on a straight-line basis over the lives of the related loans.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Standard 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note H" for disclosure).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $83,000 and $92,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT") the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                     Principal    Monthly                         Principal

                     Balance At   Payment    Stated                Balance

                    December 31, Including  Interest  Maturity      Due At

Property                1998      Interest    Rate      Date       Maturity

                        (in thousands)                          (in thousands)


Fairway View II      $ 4,200     $    26      7.33%   11/01/03    $ 4,200

The Pines              3,446          28      8.56%   02/01/01      3,357

Patchen Place          3,000          18      7.33%   11/01/03      3,000

Northwoods I & II      5,000          31      7.33%   11/01/03      5,000

South Point            4,600          28      7.33%   11/01/03      4,600


   Total             $20,246     $   131                          $20,157


The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The mortgages encumbering Fairway View II Apartments, Patchen Place Apartments, Northwoods I & II Apartments and South Point Apartments require interest-only payments.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


      1999        $    41

      2000             44

      2001          3,361

      2002             --

      2003         16,800

      Total       $20,246


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands except unit data):



                                           1998         1997


Net income (loss) as reported            $ 142       $ (98)

Add (deduct):

 Depreciation differences                   56          58

 Other                                      93          79


Federal taxable income                   $ 291       $  39


Federal taxable income

 per limited partnership unit            $4.76       $ .64


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                         1998

Net assets as reported                 $ 1,633

Land and buildings                      (1,510)

Accumulated depreciation                (6,842)

Syndication and distribution costs       3,555



Prepaid rent                               154

Other                                       62


Net liabilities - Federal tax basis    $(2,948)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                               1998         1997

                                                 (in thousands)


Property management fees (included

  in operating expenses)                      $369        $366


Reimbursement for services of

   affiliates (included in operating,

   general and administrative expenses

   and investment properties) (1)             $188        $217


Non-accountable reimbursement (included

   in general and administrative expenses)    $ 91        $ 91


Partnership management fee (included in

   general and administrative expenses)       $137        $ 41


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $10,000 and $34,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates $369,000 and $366,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $188,000 and $217,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity received approximately $91,000 of such reimbursement for each of the years ended December 31, 1998 and 1997.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $137,000 and $41,000 during the years ended December 31, 1998 and 1997, respectively for such fees.

Upon sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

AIMCO currently owns, through an affiliate, a total of 25,399 limited partnership units or 41.97%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units if acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, L.P., acquired significantly all of its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                           Initial Cost

                                          To Partnership

                                          (in thousands)

                                                                     Cost

                                                 Buildings        Capitalized

                                                and Related        (Removed)

                                                  Personal       Subsequent to



Description           Encumbrances     Land       Property        Acquisition

                     (in thousands)                             (in thousands)


Fairway View II       $ 4,200        $ 1,086    $ 8,788           $   559

The Pines               3,446            579      6,521               816

Patchen Place           3,000            706      6,409             1,481

Northwoods I & II       5,000            478      7,919             1,195

South Point             4,600            859      7,686               747


Total                 $20,246        $ 3,708    $37,323           $ 4,798




                             Gross Amount at Which Carried

                                  At December 31, 1998

                                     (in thousands)


                           Buildings

                          And Related

                           Personal            Accumulated     Year of      Date   Depreciable

   Description     Land    Property    Total   Depreciation  Construction Acquired Life-Years

                                              (in thousands)


Fairway View II   $ 1,094   $ 9,339   $10,433   $ 5,340          1981      11/84     5-27.5

The Pines             584     7,332     7,916     4,764          1978      04/85     5-27.5

Patchen Place         714     7,882     8,596     5,485          1971      07/85     5-27.5

Northwoods I & II     483     9,109     9,592     5,305          1981      07/85     5-27.5

South Point           863     8,429     9,292     4,903          1980      03/86     5-27.5


Total             $ 3,738   $42,091   $45,829   $25,796


Reconciliation of "Real Estate and Accumulated Depreciation":



                                                Years Ended December 31,

                                                     1998         1997

                                                      (in thousands)

Investment Properties


Balance at beginning of year                     $45,426      $45,023

   Property improvements                             403          403


Balance at end of year                           $45,829      $45,426


Accumulated Depreciation


Balance at beginning of year                     $24,079      $22,372

   Additions charged to expense                    1,717        1,707


Balance at end of year                           $25,796      $24,079


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $44,319,000 and $43,915,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $32,638,000 and $30,976,000, respectively.

NOTE G - DISTRIBUTIONS

Total cash distributed from operations was approximately $3,257,000 and $2,000,000 for the year ended December 31, 1998 and 1997, respectively. Subsequent to December 31, 1998, a distribution of $300,000 from refinancings in prior years was paid.

NOTE H - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes in five states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

  1998
                                         Residential     Other        Totals
  Rental income                          $ 6,937      $    --      $ 6,937
  Other income                               297           85          382
  Interest expense                         1,636           --        1,636
  Depreciation                             1,717           --        1,717
  General and administrative expense          --          486          486
  Segment profit (loss)                      543         (401)         142
  Total assets                            22,093          404       22,497
  Capital expenditures for investment
   Properties                                403           --          403

  1997
                                         Residential     Other        Totals
  Rental income                          $ 6,915      $    --      $ 6,915
  Other income                               290          146          436
  Interest expense                         1,642           --        1,642
  Depreciation                             1,707           --        1,707
  General and administrative expense          --          390          390
  Segment profit (loss)                      146         (244)         (98)
  Total assets                            23,348        2,225       25,573
  Capital expenditures for investment
   Properties                                403           --          403

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of National Properties, Inc. ("NPI, Inc.") until December 31, 1996, at which time Insignia Properties Trust ("IPT"), acquired the stock of NPI Equity. On February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO").

The present executive officers and directors of the Managing General Partner are listed below:

        Name            Age                    Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President of Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 1998.

      Name and address of          Amount and nature of
       Beneficial Owner              Beneficial Owner         % of Class

Insignia Properties, LP                   25,399                41.970

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                  1998         1997

                                                    (in thousands)


Property management fees                         $369        $366


Reimbursement for services of affiliates (1)     $188        $217


Non-accountable reimbursement                    $ 91        $ 91


Partnership management fee                       $137        $ 41


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $10,000 and $34,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates $369,000 and $366,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $188,000 and $217,000 for the years ended December 31, 1997, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, NPI Equity is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. NPI Equity was paid approximately $91,000 of such reimbursement for each of the years ended December 31, 1998 and 1997.

For managing the affairs of the Registrant, the Managing General Partner of the Registrant is entitled to receive a partnership management fee. The fee is equal to 4% of the Registrant's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $137,000 and $41,000 during the years ended December 31, 1998 and 1997, respectively for such fees.

Upon sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

AIMCO currently owns, through an affiliate, a total of 25,399 limited partnership units or 41.97%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units if acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom Insignia Properties, L.P., acquired significantly all of its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

   The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)Reports on Form 8-K filed in the fourth quarter of fiscal year in 1998:

   Current Report on Form 8-K dated October 1, 1998 and filed October 31, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

   Current Report on Form 8-K dated November 10, 1998 and filed November 17, 1998 disclosing dismissal of Imowitz Koenig & Co, LLP as the Registrant's certifying accountants.

   Current Report on Form 8-K dated December 9, 1998 and filed December 10, 1998 disclosing engagement of Ernst & Young as the Registrant's certifying accountants.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NATIONAL PROPERTY INVESTORS 7

                                By: NPI EQUITY INVESTMENTS, INC.
                                    Managing General Partner


                                By: /s/ Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                                By: /s/ Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting

                                Date: March 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick J. Foye        Executive Vice President       Date:  March 30, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting    Date:  March 30, 1999
Timothy R. Garrick         and Director




                         NATIONAL PROPERTY INVESTORS 7

                                 EXHIBIT INDEX


Exhibit Number Description of Exhibit

 2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

 2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1,
           1998).

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

10.8 Multifamily Note and Addendum, dated January 4, 1994, made by the Registrant for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments (11)

10.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments (11)

10.11 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments. (12)

10.12 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments. (12)

10.13 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments. (12)

10.14 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments. (12)

16 Letter dated November 10, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, incorporated by reference to Exhibit 16 filed with Registrant's Current Report on Form 8-K dated November 10, 1998.

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