Form 10QSB
period 1999-03-31
NATIONAL PROPERTY INVESTORS 7
filed 1999-05-12
CIK 732439

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


                 For the quarterly period ended March 31, 1999


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


                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                         NATIONAL PROPERTY INVESTORS 7

                                 BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                 March 31, 1999




Assets

  Cash and cash equivalents                                     $  1,224

  Receivables and deposits                                           375

  Restricted escrows                                                 434

  Other assets                                                       512

  Investment properties:

    Land                                            $  3,738

    Buildings and related property                    42,182

                                                      45,920

    Less accumulated depreciation                    (26,228)     19,692

                                                                $ 22,237

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                              $     59

  Tenant security deposit liabilities                                124

  Accrued property taxes                                              86

  Other liabilities                                                  260

  Mortgage notes payable                                          20,236

Partners' Capital (Deficit):

  General partner                                   $   (288)

  Limited partners (60,517 units issued

       and outstanding)                                1,760       1,472


                                                                $ 22,237


                      See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                                        Three Months Ended

                                                            March 31,

                                                         1999       1998

Revenues:

  Rental income                                        $ 1,813   $ 1,715

  Other income                                              64        77

       Total revenues                                    1,877     1,792

Expenses:

  Operating                                                716       789

  General and administrative                                71       152

  Depreciation                                             432       421

  Interest                                                 409       410

  Property taxes                                           110        96

       Total expenses                                    1,738     1,868

Net income (loss)                                      $   139   $   (76)

Net income (loss) allocated to general partner (1%)    $     1   $    (1)

Net income (loss) allocated to limited partners (99%)      138       (75)

                                                       $   139   $   (76)

Net income (loss) per limited partnership unit         $  2.28   $ (1.24)

Distributions per limited partnership unit             $  4.91   $ 14.90


                  See Accompanying Notes to Financial Statements


c)
                         NATIONAL PROPERTY INVESTORS 7

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except per unit data)




                                  Limited

                                Partnership  General    Limited

                                   Units    Partner's  Partners'   Total


Original capital contributions    60,517   $     1    $30,259    $30,260

Partners' (deficit) capital at

December 31, 1998                 60,517   $  (286)   $ 1,919    $ 1,633

Distributions to partners             --        (3)      (297)      (300)

Net income for the three months

ended March 31, 1999                  --         1        138        139

Partners' (deficit) capital at

March 31, 1999                    60,517   $  (288)   $ 1,760    $ 1,472


                   See Accompanying Notes to Financial Statements




d)
                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

Cash flows from operating activities:

  Net income (loss)                                   $   139    $   (76)

  Adjustments to reconcile net income (loss)to

   net cash provided by operating activities:

   Depreciation                                           432        421

   Amortization of loan costs                              28         28

   Change in accounts:

     Receivables and deposits                              97        (44)

     Other assets                                         (32)        29

     Accounts payable                                       2         51

     Tenant security deposit liabilities                   (5)        (4)

     Accrued property taxes                               (94)        32

     Other liabilities                                      8         (6)

       Net cash provided by operating activities          575        431

Cash flows from investing activities:

  Property improvements and replacements                  (91)       (68)

  Net (deposits to) withdrawals from restricted
      escrows                                             (24)       112

       Net cash (used in) provided by

         investing activities                            (115)        44

Cash flows from financing activities:

  Payments on mortgage notes payable                      (10)        (9)

  Distributions to partners                              (300)      (911)

       Net cash used in financing activities             (310)      (920)

Net increase (decrease) in cash and cash equivalents      150       (445)

Cash and cash equivalents at beginning of period        1,074      2,500

Cash and cash equivalents at end of period            $ 1,224    $ 2,055

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   382    $   382


               See Accompanying Notes to Financial Statements



e)
                         NATIONAL PROPERTY INVESTORS 7

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc., (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three month periods ended March 31, 1999 and 1998:


                                                       1999        1998

                                                        (in thousands)

Property management fees (included in operating

  expenses)                                           $ 96        $ 90

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses) (1)                          44          48

Non-accountable reimbursement (included in general

and administrative expenses)                            --          81


(1) Included in "reimbursements for services of affiliates" for the three months ended March 31, 1998 is approximately $1,000 in reimbursements for construction oversight costs. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $96,000 and $90,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $48,000 for the three months ended March 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $81,000 of such reimbursement for the three months ended March 31, 1998. The Managing General Partner was not entitled to receive a similar reimbursement during the three months ended March 31, 1999, because there were no distributions from operations.

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


NOTE D - DISTRIBUTIONS

A distribution of $300,000 from refinancings in prior years was paid during the three months ended March 31, 1999. Total cash distributed from operations was approximately $911,000 for the three months ended March 31, 1998.

NOTE E - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes located in the Southeast. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment is investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999


                                     Residential    Other    Totals
Rental income                        $ 1,813     $    --    $ 1,813
Other income                              60           4         64
Interest expense                         409          --        409
Depreciation                             432          --        432
General and administrative expense        --          71         71
Segment profit (loss)                    206         (67)       139
Total assets                          21,940         297     22,237
Capital expenditures for investment
  properties                              91          --         91

1998
                                     Residential    Other    Totals
Rental income                        $ 1,715     $    --    $ 1,715
Other income                              56          21         77
Interest expense                         410          --        410
Depreciation                             421          --        421
General and administrative expense        --         152        152
Segment profit (loss)                     55        (131)       (76)
Total assets                          22,959       1,691     24,650
Capital expenditures for investment
  properties                              68          --         68

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia Financial Group Inc. ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:


                                           Average Occupancy

                                           1999        1998

Fairway View II Apartments

  Baton Rouge, Louisiana                    96%         93%

Northwoods Apartments

  Pensacola, Florida                        95%         94%

Patchen Place Apartments

  Lexington, Kentucky                       95%         81%

The Pines Apartments

  Roanoke, Virginia                         95%         93%

South Point Apartments

  Durham, North Carolina                    96%         90%


The Managing General Partner attributes the increase in occupancy at Patchen Place and South Point Apartments to an increase in concessions and increased marketing efforts. The increase in occupancy at Fairway View II is due to tenants moving in because of a fire at a neighboring complex owned by an affiliated Partnership.

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $139,000 as compared to a net loss of approximately $76,000 for three months ended March 31, 1998. The increase in net income was due to an increase in total revenues and a decrease in total expenses. Revenues increased due to an increase in rental revenue which was partially offset by a decrease in other income. Rental income increased primarily due to increased occupancy at all of the Partnership's investment properties and increased average rental rates at Fairway View II, Northwoods and The Pines Apartments. These increases were partially offset by increased concession costs at Patchen Place, South Point and The Pines Apartments. The decrease in other income was primarily due to a decrease in interest income as a result of lower interest bearing cash balances held by the Partnership during 1999. In addition, the rental of furnished units to corporations in the area at Patchen Place was discontinued during 1998. Therefore, the additional revenue for the furnishings decreased for the three months ended March 31, 1999 as compared to the same period in 1998. These decreases were partially offset by increased tenant charges at South Point and Northwoods Apartments.

Expenses decreased due primarily to reductions in operating expenses and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased primarily due to decreased maintenance expenses due to a balcony replacement project at Patchen Place which was completed in 1998, and decreased insurance expense at all the Partnership's properties due to a change in insurance carriers. General and administrative expenses decreased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the three months ended March 31, 1998. For the three months ended March 31, 1999, no similar fees were paid because the distribution paid during this period was from refinancings in prior periods so no nonaccountable reimbursement fee was payable to the Managing General Partner. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of March 31, 1999 and 1998.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,224,000 as compared to approximately $2,055,000 at March 31, 1998. The increase in cash and cash equivalents of approximately $150,000 since December 31, 1998 is due to approximately $575,000 of cash provided by operating activities which was partially offset by approximately $115,000 of cash used in investing activities and approximately $310,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and to a lessor extent of payments of principal made on the mortgage encumbering The Pines. The Partnership invests its working capital reserves in money market accounts.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At March 31, 1999 and 1998, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Fairway View II

During the three months ended March 31, 1999, the Partnership completed approximately $6,000 of capital improvements at Fairway View II, consisting primarily of air conditioning units and carpet and vinyl replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $258,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $190,000 are planned for 1999, including carpet and vinyl replacement, landscaping, parking lot and pool repairs.

The Pines

During the three months ended March 31, 1999, the Partnership completed approximately $18,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacement and cabinets. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $249,000 of capital improvements over the near-term. Capital improvements, budgeted for, but not limited to, approximately $291,000 are planned for 1999, including carpet and vinyl replacement, parking lot and pool repairs, appliances, and water heaters.

Patchen Place

During the three months ended March 31, 1999, the Partnership completed approximately $18,000 of capital improvements at Patchen Place, consisting primarily of the replacement of carpet, vinyl, and appliances and other building improvements. These improvements were funded from operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $217,000 are planned for 1999, including carpet and vinyl replacement, landscaping, parking lot repairs, improvements to the recreation facilities, and the replacement of appliances.

Northwoods I & II

During the three months ended March 31, 1999, the Partnership completed approximately $33,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacement and the replacement of appliances. These improvements were funded primarily from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $312,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $383,000 are planned for 1999, including furniture and fixture replacements, cabinet and countertop replacements, carpet and vinyl replacements, landscaping, roof repairs, parking lot repairs, plumbing upgrades, appliances, as well as other structural improvements.

South Point

During the three months ended March 31, 1999, the Partnership completed approximately $16,000 of capital improvements at South Point, consisting primarily of exterior painting, appliances, and carpet and vinyl replacement. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $167,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $199,000 are planned for 1999, including carpet replacement, interior painting, parking lot repairs, and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,436,000 encumbering The Pines is amortized over 30 years with a balloon payment of approximately $3,357,000 due on February 1, 2001. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions from refinancings in prior years of approximately $300,000 ($4.91 per limited partnership unit) were paid during the three months ended March 31, 1999. Distributions of approximately $911,000 ($14.90 per limited partnership unit) were made from operations during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings, and the availability of cash reserves. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia Financial Group, Inc. ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)     Reports on Form 8-K:

               None were filed during the quarter ended March 31, 1999.



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


                              NATIONAL PROPERTY INVESTORS 7


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date:  May 12, 1999