Form 10QSB
period 1999-06-30
NATIONAL PROPERTY INVESTORS 7
filed 1999-08-09
CIK 732439

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.  FINANCIAL STATEMENTS


a)
                         NATIONAL PROPERTY INVESTORS 7

                                 BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                 June 30, 1999




Assets

  Cash and cash equivalents                                        $  1,664

  Receivables and deposits                                              469

  Restricted escrows                                                    388

  Other assets                                                          483

  Investment properties:

    Land                                                $ 3,738

    Buildings and related personal property              42,382

                                                         46,120

    Less accumulated depreciation                       (26,667)     19,453

                                                                   $ 22,457

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $     57

  Tenant security deposit liabilities                                   117

  Accrued property taxes                                                178

  Other liabilities                                                     264

  Mortgage notes payable                                             20,226

Partners' Capital (Deficit):

  General partner                                       $  (286)

  Limited partners (60,517 units issued

       and outstanding)                                   1,901       1,615

                                                                   $ 22,457


                 See Accompanying Notes to Financial Statements
b)
                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                 Three Months Ended        Six Months Ended

                                      June 30,                 June 30,

                                  1999        1998        1999       1998

Revenues:

 Rental income                 $ 1,784      $ 1,662    $ 3,597      $ 3,377

 Other income                       77          108        141          185

   Total revenues                1,861        1,770      3,738        3,562

Expenses:

 Operating                         688          735      1,404        1,524

 General and administrative         73           60        144          212

 Depreciation                      439          426        871          847

 Interest                          412          410        821          820

 Property taxes                    106           99        216          195

Total expenses                   1,718        1,730      3,456        3,598

Net income (loss)              $   143      $    40    $   282      $   (36)

Net income allocated

  to general partner (1%)      $     1      $    --    $     3      $    --

Net income (loss) allocated

  to limited partners (99%)        142           40        279          (36)

                               $   143      $    40    $   282      $   (36)

Net income (loss) per

 limited partnership unit      $  2.35      $   .66    $  4.61      $  (.59)

Distributions per limited

  partnership unit             $    --      $    --    $  4.91      $ 14.90


                 See Accompanying Notes to Financial Statements
c)
                         NATIONAL PROPERTY INVESTORS 7

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                      (in thousands, except per unit data)




                                   Limited

                                 Partnership    General     Limited

                                    Units      Partner's   Partners'     Total


Original capital contributions     60,517     $     1     $30,259     $30,260


Partners' (deficit) capital at

 December 31, 1998                 60,517     $  (286)    $ 1,919     $ 1,633


Distributions to partners              --          (3)       (297)       (300)


Net income for the six months

  ended June 30, 1999                  --           3         279         282

Partners' (deficit) capital at

 June 30, 1999                     60,517     $  (286)    $ 1,901     $ 1,615


                 See Accompanying Notes to Financial Statements



d)
                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended

                                                               June 30,

                                                            1999         1998

Cash flows from operating activities:

  Net income (loss)                                      $   282      $   (36)

  Adjustments to reconcile net income (loss) to

   net cash provided by operating activities:

   Depreciation                                              871          847

   Amortization of loan costs                                 55           55

   Change in accounts:

     Receivables and deposits                                  3          (88)

     Other assets                                            (30)          38

     Accounts payable                                         --           18

     Tenant security deposit liabilities                     (12)          (1)

     Accrued property taxes                                   (2)          85

     Other liabilities                                        12            6

       Net cash provided by operating activities           1,179          924

Cash flows from investing activities:

  Property improvements and replacements                    (291)        (186)

  Net withdrawals from restricted escrows                     22          162

       Net cash used in investing activities                (269)         (24)

Cash flows from financing activities:

  Payments on mortgage notes payable                         (20)         (19)

  Distributions to partners                                 (300)        (911)

       Net cash used in financing activities                (320)        (930)

Net increase (decrease) in cash and cash equivalents         590          (30)

Cash and cash equivalents at beginning of period           1,074        2,500

Cash and cash equivalents at end of period               $ 1,664      $ 2,470

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   763      $   765


                 See Accompanying Notes to Financial Statements



e)
                         NATIONAL PROPERTY INVESTORS 7

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

The following payments were made to the Managing General Partner and affiliates during the six month periods ended June 30, 1999 and 1998:


                                                         1999        1998

                                                          (in thousands)

Property management fees (included in operating

  expenses)                                             $191        $180

Reimbursement for services of affiliates

  (included in investment properties and operating

  and general and administrative expenses)                94          98

Non-accountable reimbursement (included in general

  and administrative expenses)                            --          81


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $191,000 and $180,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $94,000 and $98,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $14,000 and $7,000, respectively, in reimbursements for construction oversight costs.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year out of distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $81,000 of such reimbursement for the six months ended June 30, 1998. The Managing General Partner was not entitled to receive a similar reimbursement during the six months ended June 30, 1999, because there were no distributions from operations.

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

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 15,917.48 (26.30% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $175 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,076.00 units. As a result, AIMCO and its affiliates currently own 26,475.00 units of limited partnership interest in the Partnership representing approximately 43.75% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS

A distribution of approximately $297,000 to the limited partners and approximately $3,000 to the general partners from refinancing proceeds in prior years was paid during the six months ended June 30, 1999. Total cash distributed from operations was approximately $902,000 to the limited partners and approximately $9,000 to the general partners for the six months ended June 30, 1998.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals
Rental income                            $ 3,597      $    --      $ 3,597
Other income                                 134            7          141
Interest expense                             821           --          821
Depreciation                                 871           --          871
General and administrative expense            --          144          144
Segment profit (loss)                        419         (137)         282
Total assets                              22,217          240       22,457
Capital expenditures for investment
properties                                   291           --          291

1998
                                         Residential     Other        Totals
Rental income                            $ 3,377      $    --      $ 3,377
Other income                                 141           44          185
Interest expense                             820           --          820
Depreciation                                 847           --          847
General and administrative expense            --          212          212
Segment profit (loss)                        132         (168)         (36)
Total assets                              22,385        2,330       24,715
Capital expenditures for investment
properties                                   186           --          186

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:

                                           Average Occupancy

                                           1999        1998

Fairway View II Apartments

  Baton Rouge, Louisiana                  96%         95%

Northwoods Apartments

  Pensacola, Florida                      95%         94%

Patchen Place Apartments

  Lexington, Kentucky                     93%         83%

The Pines Apartments

  Roanoke, Virginia                       95%         93%

South Point Apartments

  Durham, North Carolina                  95%         89%

The Managing General Partner attributes the increase in occupancy at Patchen Place and South Point Apartments to an increase in concessions and increased marketing efforts. The Managing General Partner also attributes the increase in occupancy at South Point Apartments to staggering lease terms to offset lower occupancy traditionally experienced due to students moving out during the summer months.

Results of Operations

The Registrant's net income for the six months ended June 30, 1999 was approximately $282,000 as compared to a net loss of approximately $36,000 for the six months ended June 30, 1998. The Registrant's net income for the three months ended June 30, 1999, was approximately $143,000 as compared to net income of approximately $40,000 for three months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999 as compared to the comparable periods in 1998, was due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased primarily due to increased occupancy at all of the Partnership's investment properties and increased average rental rates at Fairway View II, Patchen Place, Northwoods, and The Pines Apartments, and decreased concession costs at Northwoods Apartments. The decrease in other income was primarily due to a decrease in interest income as a result of lower interest bearing cash balances held by the Partnership during 1999. In addition, the rental of furnished units to corporations in the area at Patchen Place was discontinued during 1998. As a result, the additional income attributable to furnished units decreased for the six months ended June 30, 1999, as compared to the same period in 1998. These decreases were partially offset by increased tenant charges at South Point and Northwoods Apartments.

Total expenses decreased for the six months ended June 30, 1999 due primarily to reductions in operating expenses, depreciation expense and general and administrative expenses partially offset by an increase in property tax expense. Total expenses decreased for the three months ended June 30, 1999, due primarily to a reduction in operating expense partially offset by increases in property tax expense, depreciation expense, and general and administrative expenses. Operating expenses decreased primarily due to decreased maintenance expenses resulting from a balcony replacement project at Patchen Place which was completed in 1998, and decreased insurance expense at all the Partnership's properties due to a change in insurance carriers. Depreciation expense increased due to property improvements and replacements completed during the second half of 1998 and the six months ended June 30, 1999 which are now being depreciated. General and administrative expenses decreased for the six months ended June 30, 1999 primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the first quarter of 1998. For the six months ended June 30, 1999, no similar fees were paid because the distribution paid during this period was from refinancing proceeds in prior periods so no nonaccountable reimbursement fee was payable to the Managing General Partner. In addition, reimbursements to the Managing General Partner for services decreased. General and administrative expenses increased for the three months ended June 30, 1999, primarily due to increased legal expenses due to the settlement of the Everest lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of June 30, 1999 and 1998.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,664,000 as compared to approximately $2,470,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $590,000 since the Partnership's year-ended December 31, 1998 is due to approximately $1,179,000 of cash provided by operating activities which more than offset approximately $269,000 of cash used in investing activities and approximately $320,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and, to a lessor extent, payments of principal made on the mortgage encumbering The Pines.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At June 30, 1999 and 1998, the Partnership had no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the line of credit in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Fairway View II

During the six months ended June 30, 1999, the Partnership completed approximately $22,000 of capital improvements at Fairway View II, consisting primarily of air conditioning units and carpet and vinyl replacements. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $258,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $190,000 are planned for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot and pool repairs.

The Pines

During the six months ended June 30, 1999, the Partnership completed approximately $70,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacement, exterior painting, appliance replacement, and parking lot repairs. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $249,000 of capital improvements over the next few years. Capital improvements, budgeted for, but not limited to, approximately $291,000 are planned for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot and pool repairs, appliances, and water heaters.

Patchen Place

During the six months ended June 30, 1999, the Partnership completed approximately $49,000 of capital improvements at Patchen Place, consisting primarily of the replacement of carpet, vinyl, and appliances and other building improvements. These improvements were funded from operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $217,000 are planned for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot repairs, improvements to the recreation facilities, and the replacement of appliances.

Northwoods

During the six months ended June 30, 1999, the Partnership completed approximately $73,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl, countertop, and appliance replacements. These improvements were funded primarily from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $312,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $383,000 are planned for 1999, which include certain of the required improvements and consist of furniture and fixture replacements, cabinet and countertop replacements, carpet and vinyl replacements, landscaping, roof repairs, parking lot repairs, plumbing upgrades, appliances, as well as other structural improvements.

South Point

During the six months ended June 30, 1999, the Partnership completed approximately $77,000 of capital improvements at South Point, consisting primarily of exterior painting, structural repairs, and carpet and vinyl replacement. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $167,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $199,000 are planned for 1999, which include certain of the required improvements and consist of carpet replacement, interior painting, parking lot repairs, and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,426,000 encumbering The Pines is amortized over 30 years with a balloon payment of approximately $3,357,000 due on February 1, 2001. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions from refinancing proceeds in prior years of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) were paid during the six months ended June 30, 1999. Distributions of approximately $911,000 (approximately $902,000 to the limited partners or $14.90 per limited partnership unit) were made from operations during the six months ended June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings, and the availability of cash reserves. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 15,917.48 (approximately 26.30% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $175 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,076.00 units. As a result, AIMCO and its affiliates currently own 26,475.00 units of limited partnership interest in the Partnership representing approximately 43.75% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 1.  LEGAL PROCEEDURES

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

b)   Reports on Form 8-K:

     None were filed during the quarter ended June 30, 1999.


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

                                      NATIONAL PROPERTY INVESTORS 7

                                      By:   NPI EQUITY INVESTMENTS, INC.
                                            Its Managing General Partner

                                      By:   /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President

                                      By:   /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President - Finance and
                                            Administration

                                      Date: August 6, 1999