Form 10QSB
period 1999-09-30
NATIONAL PROPERTY INVESTORS 7
filed 1999-11-10
CIK 732439

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


ITEM 1.   FINANCIAL STATEMENTS

a)

                         NATIONAL PROPERTY INVESTORS 7

                                 BALANCE SHEET

                                  (Unaudited)
                      (in thousands, except per unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  1,999
Receivables and deposits                                                    424
Restricted escrows                                                          459
Other assets                                                                487
Investment properties:
Land                                                     $  3,738
Buildings and related personal property                    42,614
                                                           46,352
Less accumulated depreciation                             (27,117)       19,235
                                                                       $ 22,604
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $    102
Tenant security deposit liabilities                                         117
Accrued property taxes                                                      149
Other liabilities                                                           244
Mortgage notes payable                                                   20,216

Partners' (Deficit) Capital:
General partner                                          $   (285)
Limited partners (60,517 units
issued and outstanding)                                     2,061         1,776
                                                                       $ 22,604


                 See Accompanying Notes to Financial Statements



b)

                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental income                         $ 1,808     $ 1,742    $ 5,405    $ 5,119
Other income                               70         109        211        294
Total revenues                          1,878       1,851      5,616      5,413

Expenses:
Operating                                 710         774      2,114      2,298
General and administrative                 45         105        189        317
Depreciation                              450         432      1,321      1,279
Interest                                  409         409      1,230      1,229
Property taxes                            103          97        319        292
Total expenses                          1,717       1,817      5,173      5,415

Net income (loss)                         161     $    34    $   443    $    (2)

Net income allocated
to general partner (1%)               $     2     $    --    $     4    $    --
Net income (loss) allocated
to limited partners (99%)                 159          34        439         (2)

                                      $   161     $    34    $   443    $    (2)
Net income (loss) per limited
partnership unit                      $  2.63     $   .56    $  7.25    $  (.03)

Distributions per limited
partnership unit                      $    --     $ 12.27    $  4.91    $ 27.17


                 See Accompanying Notes to Financial Statements


c)

                         NATIONAL PROPERTY INVESTORS 7

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                      (in thousands, except per unit data)


                                  Limited
                                Partnership    General     Limited
                                   Units       Partner     Partners      Total

Original capital contributions     60,517      $     1     $30,259      $30,260

Partners' (deficit) capital at
December 31, 1998                  60,517      $  (286)    $ 1,919      $ 1,633

Distributions to partners              --           (3)       (297)        (300)

Net income for the nine months
ended September 30, 1999               --            4         439          443

Partners' (deficit) capital
   at September 30, 1999           60,517     $  (285)     $ 2,061      $ 1,776


                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income (loss)                                         $   443      $    (2)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                1,321        1,279
Amortization of loan costs                                     83           83
Change in accounts:
Receivables and deposits                                       48         (146)
Other assets                                                  (62)          29

Accounts payable                                               45           (5)
Tenant security deposit liabilities                           (12)           1
Accrued property taxes                                        (31)         182
Other liabilities                                              (8)           9

Net cash provided by operating activities                   1,827        1,430

Cash flows from investing activities:
Property improvements and replacements                       (523)        (282)
Net (deposits to) withdrawals from restricted escrows         (49)         164

Net cash used in investing activities                        (572)        (118)

Cash flows from financing activities:
Payments on mortgage notes payable                            (30)         (28)
Distributions to partners                                    (300)      (1,661)

Net cash used in financing activities                        (330)      (1,689)

Net increase (decrease)in cash and cash equivalents           925         (377)

Cash and cash equivalents at beginning of period            1,074        2,500

Cash and cash equivalents at end of period                $ 1,999      $ 2,123

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $ 1,144      $ 1,147


                 See Accompanying Notes to Financial Statements


e)

                         NATIONAL PROPERTY INVESTORS 7

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

The following payments were made to the Managing General Partner and affiliates during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $285      $272

Reimbursement for services of affiliates (included in
  investment properties and operating and general and
  administrative expenses)                                      139       154

Non-accountable reimbursement (included in general and
  administrative expenses)                                       --        91

Partnership management fee (included in general and
  administrative expenses)                                       --        34


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $285,000 and $272,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $139,000 and $154,000 for the nine months ended September 30, 1999 and 1998, respectively, including approximately $15,000 and $9,000, respectively, in reimbursements for construction oversight costs.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the nine months ended September 30, 1998. The Managing General Partner was not entitled to receive a similar reimbursement during the nine months ended September 30, 1999 because there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $34,000 during the nine months ended September 30, 1998 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the nine months ended September 30, 1999, because there were no distributions from operations.

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

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 15,917.48 (approximately 26.30% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $175 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,076.00 units. As a result, AIMCO and its affiliates currently own 26,663.00 units of limited partnership interest in the Partnership representing approximately 44.06% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTIONS

A distribution of approximately $297,000 ($4.91 per limited partnership unit) to the limited partners and approximately $3,000 to the general partner from refinancing proceeds in prior years was paid during the nine months ended September 30, 1999. Total cash distributed from operations was approximately $1,644,000 ($27.17 per limited partnership unit) to the limited partners and approximately $17,000 to the general partner for the nine months ended September 30, 1998.

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                      1999                    Residential     Other      Totals

Rental income                                   $ 5,405      $    --    $ 5,405
Other income                                        203            8        211
Interest expense                                  1,230           --      1,230
Depreciation                                      1,321           --      1,321
General and administrative expense                   --          189        189
Segment profit (loss)                               624         (181)       443
Total assets                                     22,408          196     22,604
Capital expenditures for investment
  properties                                        523           --        523

                      1998                    Residential    Other      Totals
Rental income                                   $ 5,119     $    --    $ 5,119
Other income                                        223          71        294
Interest expense                                  1,229          --      1,229
Depreciation                                      1,279          --      1,279
General and administrative expense                   --         317        317
Segment profit (loss)                               244        (246)        (2)
Total assets                                     22,166       1,903     24,069
Capital expenditures for investment
  properties                                        282          --        282


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1999 and 1998:

                                           Average Occupancy
                                            1999       1998

Fairway View II Apartments                  96%        96%
Baton Rouge, Louisiana
Northwoods Apartments                       95%        95%
Pensacola, Florida
Patchen Place Apartments                    93%        85%
Lexington, Kentucky
The Pines Aparments                         96%        95%
Roanoke, Virginia
South Point Apartments                      93%        89%
Durham, North Carolina

The Managing General Partner attributes the increase in occupancy at Patchen Place and South Point Apartments to improved market conditions and increased marketing efforts. The Managing General Partner also attributes the increase in occupancy at South Point Apartments to staggering lease terms to offset lower occupancy traditionally experienced due to students moving out during the summer months.

Results of Operations

The Registrant's net income for the nine months ended September 30, 1999 was approximately $443,000 as compared to a net loss of approximately $2,000 for the nine months ended September 30, 1998. The Registrant's net income for the three months ended September 30, 1999 was approximately $161,000 as compared to net income of approximately $34,000 for three months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999 as compared to the comparable periods in 1998 was due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased primarily due to increased or stable occupancy and increased average rental rates at all of the Partnership's investment properties and decreased concession costs at Northwoods Apartments and Patchen Place Apartments. The decrease in other income was primarily due to a decrease in interest income as a result of lower interest bearing cash balances held by the Partnership during 1999. In addition, the rental of furnished units to corporations at Patchen Place was discontinued during 1998. As a result, the additional income attributable to furnished units decreased for the nine months ended September 30, 1999, as compared to the same period in 1998. These decreases were partially offset by increased tenant charges at South Point, The Pines, and Northwoods Apartments.

Total expenses decreased primarily due to reductions in operating expenses and general and administrative expenses which were partially offset by increases in property tax expense and depreciation expense. Operating expenses decreased primarily due to decreased maintenance expenses resulting from a balcony replacement project at Patchen Place which was completed in 1998 and a decrease in landscaping expenses at Fairway View II. Also, corporate unit expense decreased at Patchen Place and insurance expense decreased at all the Partnership's properties due to a change in insurance carriers in late 1998. General and administrative expenses decreased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the first three quarters of 1998. For the nine months ended September 30, 1999, no similar fees were paid because the distribution paid during this period was from refinancing proceeds. In addition, reimbursements to the Managing General Partner for services decreased. Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998. Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,999,000 as compared to approximately $2,123,000 at September 30, 1998. Cash and cash equivalents increased by approximately $925,000 from the Partnership's year ended December 31, 1998 due to approximately $1,827,000 of cash provided by operating activities which more than offset approximately $572,000 of cash used in investing activities and approximately $330,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgage encumbering The Pines.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements for each of the Registrant's properties are detailed below.

Fairway View II

During the nine months ended September 30, 1999, the Partnership completed approximately $77,000 of capital improvements at Fairway View II, consisting primarily of structural improvements, landscaping, and carpet and vinyl replacements. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $258,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $190,000 for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot resurfacing and pool upgrades.

The Pines

During the nine months ended September 30, 1999, the Partnership completed approximately $107,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacement, other structural improvements, parking lot resurfacing, and pool upgrades. The pool upgrades were complete as of September 30, 1999. These improvements were funded from operating cash flow and the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $249,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $291,000 for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot resurfacing, pool upgrades, appliances and water heaters.

Patchen Place

During the nine months ended September 30, 1999, the Partnership completed approximately $133,000 of capital improvements at Patchen Place, consisting primarily of carpet and vinyl replacement, light fixtures, improvement to the recreation facilities, electrical upgrades, and other structural improvements. The electrical upgrades, light fixtures, recreation facility improvements, and other structural improvements were complete as of September 30, 1999. These improvements were funded from operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $217,000 for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot resurfacing, improvement to the recreation facilities, and the replacement of appliances.

Northwoods

During the nine months ended September 30, 1999, the Partnership completed approximately $108,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl, countertop, and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $312,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $383,000 for 1999, which include certain of the required improvements and consist of furniture and fixture replacements, cabinet and countertop replacements, carpet and vinyl replacements, landscaping, roof replacement, parking lot resurfacing, plumbing upgrades, appliances, as well as other structural improvements.

South Point

During the nine months ended September 30, 1999, the Partnership completed approximately $98,000 of capital improvements at South Point, consisting primarily of structural improvements and carpet and vinyl replacement. The structural improvements were complete as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $167,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $199,000 for 1999, which include certain of the required improvements and consist of carpet replacement, parking lot resurfacing, and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,416,000 encumbering The Pines is amortized over 30 years with a balloon payment of approximately $3,357,000 due on February 1, 2001. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure. Cash distributions from refinancing proceeds in prior years of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) were paid during the nine months ended September 30, 1999. Distributions of approximately $1,661,000 (approximately $1,644,000 to the limited partners or $27.17 per limited partnership unit) were made from operations during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings, and the availability of cash reserves. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 15,917.48 (approximately 26.30% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $175 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,076.00 units. As a result, AIMCO and its affiliates currently own 26,663.00 units of limited partnership interest in the Partnership representing approximately 44.06% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None were filed during the quarter ended September 30, 1999.



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


                              NATIONAL PROPERTY INVESTORS 7


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Martha L. Long
                                   Martha L. Long
                                   Senior Vice President

                                   and Controller


                              Date: