Form 10KSB
period 1999-12-30
NATIONAL PROPERTY INVESTORS 7
filed 2000-03-27
CIK 732439

March 27, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   National Property Investors 7
      Form 10-KSB
      File No. 0-13454


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  Form 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   Form 10-KSB

(Mark  One)
[X]  ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934
    [No Fee Required]

                  For the transition period _________to _________

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $7,486,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National Property Investors 7 (the "Partnership" or "Registrant") was organized in October 1983 as a California limited partnership under the Uniform Limited Partnership Laws of California. NPI Equity Investments, Inc., a Florida corporation, became the Partnership's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly owned subsidiary of AIMCO (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

From February 1984 through February 1985, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission,
100,000 limited partnership units at $500 per unit for an aggregate of $50,000,000 and sold 60,517 units providing net proceeds of $30,259,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase seven income producing residential real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. One property was sold and another was foreclosed on in 1994. The Registrant continues to own and operate the remaining five properties (see "Item 2. Description of Properties").

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services to the Partnership's investment properties for the years ended December 31, 1999 and 1998.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investment in properties:

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

The Pines Apartments                04/85    Fee ownership subject to    Apartment
  Roanoke, Virginia                          first mortgage              216 units

Patchen Place Apartments            07/85    Fee ownership subject to    Apartment
  Lexington, Kentucky                        first mortgage              202 units

Northwood I & II Apartments         07/85    Fee ownership subject to    Apartment
  Pensacola, Florida                         first mortgage              320 units

South Point Apartments              03/86    Fee ownership subject to    Apartment
  Durham, North Carolina                     first mortgage              180 units

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                        Carrying    Accumulated                            Federal
Properties               Value      Depreciation      Rate     Method     Tax Basis
                            (in thousands)                              (in thousands)

Fairway View II         $10,604       $ 5,698      5-27.5 yrs    S/L       $ 2,155
The Pines                 8,212         5,074      5-27.5 yrs    S/L         1,763
Patchen Place             8,865         5,875      5-27.5 yrs    S/L         2,172
Northwoods I & II         9,866         5,667      5-27.5 yrs    S/L         2,331
South Point               9,468         5,271      5-27.5 yrs    S/L         2,706
        Total           $47,015       $27,585                              $11,127

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's depreciation policy and "Item 7. Financial Statements, Note J - Change in Accounting Principle".

Schedule of Properties Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                        Principal
                        Balance At                                         Balance
                       December 31,    Interest    Period    Maturity       Due At
Property                   1999          Rate     Amortized    Date      Maturity (2)
                      (in thousands)                                    (in thousands)

Fairway View II           $ 4,200       7.33%        (1)     11/01/03      $ 4,200
The Pines                   4,225       7.97%      20 yrs    01/01/20           --
Patchen Place               3,000       7.33%        (1)     11/01/03        3,000
Northwoods I & II           5,000       7.33%        (1)     11/01/03        5,000
South Point                 4,600       7.33%        (1)     11/01/03        4,600
        Total             $21,025                                          $16,800

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. For financial statement purposes, the
Partnership recognized a loss on the early extinguishment of debt of approximately $106,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                     Average Annual                   Average
                                      Rental Rate                    Occupancy
                                       (per unit)
Property                          1999            1998         1999         1998

Fairway View II                  $6,730          $6,843         95%          97%
The Pines                         6,936           6,830         97%          95%
Patchen Place                     6,811           6,821         93%          88%
Northwoods I & II                 6,279           6,098         94%          95%
South Point                       8,318           8,171         92%          90%

The Managing General Partner attributes the increase in occupancy at Patchen Place Apartments to an adjustment of the property's average rental rate to better reflect market conditions and increased marketing efforts.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                       1999            1999
                                      Billing          Rate
                                  (in thousands)
          Fairway View II              $ 53           9.89%
          The Pines                      69           1.13%
          Patchen Place                  50           0.98%
          Northwoods I & II             141           2.18%
          South Point                    96           1.61%

Capital Improvements:

Fairway View II

During the year ended December 31, 1999, the Partnership completed approximately $171,000 of capital improvements at Fairway View II, consisting primarily of major landscaping, carpet and vinyl replacements, and structural improvements. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $61,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the year ended December 31, 1999, the Partnership completed approximately $295,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacement, major landscaping, parking lot improvements, and appliances. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the year ended December 31, 1999, the Partnership completed approximately $270,000 of capital improvements at Patchen Place, consisting primarily of carpet and vinyl replacement, improvements to the recreation facilities, electrical upgrades, light fixtures, and parking lot improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I & II

During the year ended December 31, 1999, the Partnership completed approximately $274,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacement, exterior painting, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the year ended December 31, 1999, the Partnership completed approximately $176,000 of capital improvements at South Point Apartments, consisting primarily of carpet and vinyl replacement, exterior painting, gutter replacements, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to the vote of the unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units and sold 60,517 limited partnership units aggregating $30,259,000. The Partnership currently has 1,285 holders of record owning an aggregate of 60,517 units. Affiliates of the Managing General Partner owned 38,152 units or 63.043% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to March 14, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98             $ 3,257 (1)            $53.29
       01/01/99 - 12/31/99             $   300 (2)            $ 4.91
       01/01/00 - 03/14/00             $ 1,220 (3)            $19.96

(1) Distribution was made from cash from operations (see "Item 6" for further details).

(2) Distribution was made from previously undistributed surplus funds from refinancing proceeds in prior years (see "Item 6" for further details).

(3) Consists of $335,000 of cash from operations and $885,000 of cash from the refinance proceeds of The Pines Apartments (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 38,152 limited partnership units in the Partnership representing 63.043% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The   Registrant's  net  income  for  the  year  ended  December  31,  1999  was approximately $514,000 compared to approximately $142,000 for the year ended December 31, 1998 (see "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was due to an increase in total revenues and a decrease in total expenses which was partially offset by the extraordinary loss on the early extinguishment of the debt encumbering The Pines Apartments (see discussion below). Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased primarily due to increased occupancy at Patchen Place, Southpoint and The Pines Apartments, and increased average rental rates at Southpoint, Northwoods I & II and The Pines Apartments. In addition, concessions decreased at Patchen Place and Northwoods I & II Apartments and bad debt expense decreased at Southpoint and Northwoods I & II Apartments. The decrease in other income was primarily due to a decrease in interest income as a result of lower interest bearing average cash balances held by the Partnership during 1999.

Total expenses decreased due to a reduction in operating expenses and general and administrative expenses which were partially offset by increases in property tax expense and depreciation expense. Operating expenses decreased primarily due to decreased maintenance expenses resulting from a balcony replacement project which was completed in 1998, and a decrease in corporate unit expense at Patchen Place Apartments, and a decrease in maintenance salaries and contract yard and ground work at Fairway View II. In addition, insurance expense decreased at all of the Partnership's properties due to a change in insurance carriers in late 1998. General and administrative expenses decreased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during 1998. For the year ended December 31, 1999, no similar fees were paid because the distribution paid during this period was from refinancing proceeds. In addition, reimbursements to the Managing General Partner for services decreased. Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in property tax expense is primarily due to a rate increase at Northwoods I & II Apartments. Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $179,000 ($2.92 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,793,000 as compared to approximately $1,074,000 at December 31, 1998. Cash and cash equivalents increased by approximately $1,719,000 from the Partnership's year ended December 31, 1998 due to approximately $2,634,000 of cash provided by operating activities and approximately $308,000 of cash provided by financing activities, which more than offset approximately
$1,223,000 of cash used in investing activities. Cash provided by financing activities consisted primarily of proceeds from the refinancing of the mortgage encumbering The Pines Apartments, which was partially offset by the payoff of the previous debt encumbering The Pines Apartments, payments of principal made on the mortgage encumbering The Pines Apartments, partner distributions, and the payment of loan costs and a prepayment penalty relating to the refinance of The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements and to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted will be $300 per unit or $336,600. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. For financial statement purposes, the
Partnership recognized a loss on the early extinguishment of debt of approximately $106,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,225,000 encumbering The Pines is amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions from refinancing proceeds in prior years of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) were paid during the year ended December 31, 1999. Distributions of approximately $3,257,000 (approximately $3,225,000 to the limited partners or $53.29 per limited partnership unit) were made from operations during the year ended December 31, 1998. Subsequent to December 31, 1999, the Partnership declared and paid a distribution of approximately
$1,220,000 (approximately $1,208,000 to the limited partners or $19.96 per limited partnership unit). This distribution consisted of approximately $335,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinancing proceeds of The Pines Apartments and from refinancing proceeds in prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its Partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 38,152 limited partnership units in the Partnership representing 63.043% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

ITEM 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                      (in thousands, except per unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                 $ 2,793
   Receivables and deposits                                                      337
   Restricted escrows                                                            447
   Other assets                                                                  506
   Investment properties (Notes C and F):
      Land                                                    $ 3,738
      Buildings and related personal property                   43,277
                                                                47,015

      Less accumulated depreciation                            (27,585)       19,430

                                                                            $ 23,513

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                       $   166
      Tenant security deposit liabilities                                        107
      Accrued property taxes                                                      67
      Other liabilities                                                          301
      Mortgage notes payable (Note C)                                         21,025

Partners' (Deficit) Capital
   General partner                                             $ (284)
   Limited partners (60,517 units issued and
      outstanding)                                               2,131         1,847

                                                                            $ 23,513

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                    1999         1998
Revenues:
   Rental income                                                  $ 7,180      $ 6,937
   Other income                                                       306          382
       Total revenues                                               7,486        7,319

Expenses:
   Operating                                                        2,732        2,952
   General and administrative                                         295          486
   Depreciation                                                     1,789        1,717
   Interest                                                         1,626        1,636
   Property taxes                                                     424          386
      Total expenses                                                6,866        7,177

Income before extraordinary item                                      620          142

Extraordinary loss on early extinguishment of debt (Note C)          (106)          --

Net income (Note D)                                                 $ 514        $ 142

Net income allocated to general partner (1%)                        $   5          $ 1

Net income allocated to limited partners (99%)                        509          141

                                                                    $ 514        $ 142

Per limited partnership unit:
   Income before extraordinary item                               $ 10.14       $ 2.33
   Extraordinary loss on early extinguishment of debt               (1.73)          --

   Net income                                                      $ 8.41       $ 2.33

Distributions per limited partnership unit                         $ 4.91      $ 53.29

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except per unit data)


                                        Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Original capital contributions            60,517        $ 1       $30,259    $30,260

Partners' (deficit) capital at
  December 31, 1997                       60,517       $ (255)    $ 5,003    $ 4,748

Distribution to partners                      --          (32)     (3,225)    (3,257)

Net income for the year ended
  December 31, 1998                           --            1         141        142

Partners' (deficit) capital at
  December 31, 1998                       60,517         (286)      1,919      1,633

Distribution to partners                      --           (3)       (297)      (300)

Net income for the year ended
  December 31, 1999                           --            5         509        514

Partners' (deficit) capital at
  December 31, 1999                       60,517       $ (284)    $ 2,131    $ 1,847

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 1999         1998
Cash flows from operating activities:
  Net income                                                     $ 514        $ 142
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,789        1,717
   Amortization of loan costs                                       110          113
   Extraordinary loss on early extinguishment of debt               106           --
   Change in accounts:
      Receivables and deposits                                      135          (50)
      Other assets                                                  (43)          31
      Accounts payable                                              109          (31)
      Tenant security deposit liabilities                           (22)           1
      Accrued property taxes                                       (113)         124
      Other liabilities                                              49          (17)

          Net cash provided by operating activities               2,634        2,030

Cash flows from investing activities:
  Property improvements and replacements                         (1,186)        (403)
  Net (deposits to) withdrawals from restricted escrows             (37)         242

          Net cash used in investing activities                  (1,223)        (161)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (40)         (38)
  Payoff of mortgage note payable                                (3,406)          --
  Proceeds from mortgage note payable                             4,225           --
  Prepayment penalty                                                (83)          --
  Loan costs paid                                                   (88)          --
  Distributions to partners                                        (300)      (3,257)

          Net cash provided by (used in) financing
            activities                                              308       (3,295)

Net increase (decrease) in cash and cash equivalents              1,719       (1,426)

Cash and cash equivalents at beginning of year                    1,074        2,500

Cash and cash equivalents at end of year                        $ 2,793      $ 1,074

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,541      $ 1,528

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly owned subsidiary of AIMCO (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 1999, the Partnership operates five residential apartment complexes located throughout the southeastern United States.

Allocation of Profits, Gains, and Losses: Profits, gains, and losses of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partner to the extent that the general partner would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partner will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partner.

Accordingly, net income as shown in the statements of operations and changes in partner's (deficit) capital for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Restricted Escrows:

      Replacement Reserve: A replacement reserve account is maintained for Fairway View II Apartments, Patchen Place Apartments, Southpoint Apartments, and Northwoods I & II Apartments. Each property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of these accounts at December 31, 1999, is approximately $398,000 which includes interest.

      Capital Account: A capital reserve account was established in 1999 with the refinancing proceeds for The Pines Apartments. These funds were established to cover necessary repairs and replacements of existing improvements. The balance at December 31, 1999 is approximately $33,000.

Loan Costs: Loan costs of approximately $728,000, less accumulated amortization of approximately $292,000, are included in other assets and are being amortized on a straight-line basis over the lives of the related loans.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note J").

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note H" for disclosure).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $91,000 and $83,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest    Maturity      Due At
Property                  1999        Interest      Rate        Date       Maturity
                            (in thousands)                              (in thousands)

Fairway View II          $ 4,200        $  26       7.33%     11/01/03      $ 4,200
The Pines                  4,225           35       7.97%     01/01/20           --
Patchen Place              3,000           18       7.33%     11/01/03        3,000
Northwoods I & II          5,000           31       7.33%     11/01/03        5,000
South Point                4,600           28       7.33%     11/01/03        4,600
        Total            $21,025        $ 138                               $16,800

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The mortgages encumbering Fairway View II Apartments, Patchen Place Apartments, Northwoods I & II Apartments, and South Point Apartments require interest-only payments.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. For financial statement purposes, the
Partnership recognized a loss on the early extinguishment of debt of approximately $106,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000               $  82
                               2001                  97
                               2002                 104
                               2003              16,913
                               2004                 122
                            Thereafter            3,707
                               Total            $21,025

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                              1999         1998
Net income as reported                        $ 514        $ 142
Add (deduct):
   Depreciation differences                      42           56
   Other                                         32           93

Federal taxable income                        $ 588        $ 291

Federal taxable income per limited
   partnership unit                          $ 9.62       $ 4.76


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

                                                   1999

Net assets as reported                            $ 1,847
Land and buildings                                 (1,503)
Accumulated depreciation                           (6,800)
Syndication and distribution costs                  3,555
Prepaid rent                                          127
Other                                                 114

Net liabilities - Federal tax basis               $(2,660)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $380       $369
Reimbursement for services of affiliates
  (included in investment properties and operating
  and general administrative expenses)                    180        188
Non-accountable reimbursement (included in general
  and administrative expenses)                             --         91
Partnership management fee (included in general
  and administrative expenses)                             --        137

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $380,000 and $369,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $180,000 and $188,000 for the years ended December 31, 1999 and 1998, respectively.

In addition, in connection with the refinancing of the mortgage loan encumbering The Pines Apartments the Partnership paid approximately $42,000 in loan costs to an affiliate during the year ended December 31, 1999. No such loan costs were paid in 1998. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the year ended December 31, 1998. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $137,000 during the year ended December 31, 1998 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 38,152 limited partnership units in the Partnership representing 63.043% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                      Buildings           Cost
                                                     and Related       Capitalized
                                                       Personal       Subsequent to
Description             Encumbrances       Land        Property        Acquisition
                       (in thousands)                                (in thousands)

Fairway View II           $ 4,200        $ 1,086       $ 8,788            $  730
The Pines                   4,225            579         6,521             1,112
Patchen Place               3,000            706         6,409             1,750
Northwoods I & II           5,000            478         7,919             1,469
South Point                 4,600            859         7,686               923
Totals                    $21,025        $ 3,708       $37,323           $ 5,984


                      Gross Amount at Which
                             Carried
                      At December 31, 1999
                         (in thousands)
                            Buildings
                           And Related
                            Personal            Accumulated     Year of      Date    Depreciable
Description         Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                               (in thousands)
Fairway View II    $ 1,094   $ 9,510   $10,604    $ 5,698         1981       11/84     5-27.5
The Pines              584     7,628     8,212      5,074         1978       04/85     5-27.5
Patchen Place          714     8,151     8,865      5,875         1971       07/85     5-27.5
Northwoods I & II      483     9,383     9,866      5,667         1981       07/85     5-27.5
South Point            863     8,605     9,468      5,271         1980       03/86     5-27.5
Total              $ 3,738   $43,277   $47,015    $27,585

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                   1999         1998
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $45,829      $45,426
   Property improvements                            1,186          403
Balance at end of year                            $47,015      $45,829

Accumulated Depreciation
Balance at beginning of year                      $25,796      $24,079
   Additions charged to expense                     1,789        1,717
Balance at end of year                            $27,585      $25,796

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $45,512,000 and $44,319,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $34,385,000 and $32,638,000, respectively.

Note G - Distributions

A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the year ended December 31, 1999. Total cash distributed from operations was approximately $3,257,000 (approximately $3,225,000 to the limited partners or $53.29 per limited partnership unit) for the year ended December 31, 1998. Subsequent to December 31, 1999, the
Partnership  declared  and  paid  a  distribution  of  approximately  $1,220,000
(approximately $1,208,000 to the limited partners or $19.96 per limited partnership unit) consisting of approximately $335,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments.

Note H - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes located in the Southeast. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment is investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                       1999                         Residential    Other      Totals

Rental income                                         $ 7,180       $ --     $ 7,180
Other income                                              293          13        306
Interest expense                                        1,626          --      1,626
Depreciation                                            1,789          --      1,789
General and administrative expense                         --         295        295
Extraordinary loss on early extinguishment
  of debt                                                (106)         --       (106)
Segment profit (loss)                                    796         (282)       514
Total assets                                           21,954       1,559     23,513
Capital expenditures for investment properties          1,186          --      1,186


                       1998                         Residential    Other      Totals

Rental income                                         $ 6,937       $ --     $ 6,937
Other income                                              297          85        382
Interest expense                                        1,636          --      1,636
Depreciation                                            1,717          --      1,717
General and administrative expense                         --         486        486
Segment profit (loss)                                     543        (401)       142
Total assets                                           22,093         404     22,497
Capital expenditures for investment properties            403          --        403

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $179,000 ($2.92 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The present executive officers and directors of the Managing General Partner are listed below:

         Name                 Age    Position

         Patrick J. Foye       42    Executive Vice President and Director

         Martha L. Long        40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership, as of December 31, 1999.

                                       Amount and Nature
        Name of Beneficial Owner      of Beneficial Owner     % of Class

        Insignia Properties, LP             25,399             41.970%
          (an affiliate of AIMCO)
        AIMCO Properties LP                 12,753             21.073%
          (an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees                                 $380       $369
Reimbursement for services of affiliates                  180        188
Non-accountable reimbursement                              --         91
Partnership management fee                                 --        137

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $380,000 and $369,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $180,000 and $188,000 for the years ended December 31, 1999 and 1998, respectively.

In addition, in connection with the refinancing of the mortgage loan encumbering The Pines Apartments the Partnership paid approximately $42,000 in loan costs to an affiliate during the year ended December 31, 1999. No such loan costs were paid in 1998. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the year ended December 31, 1998. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $137,000 during the year ended December 31, 1998 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 38,152 limited partnership units in the Partnership representing 63.043% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

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

                                    NATIONAL PROPERTY INVESTORS 7

                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated October 1, 1998).

3.4 (a) Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 5, 1978, contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-599991).

(b) Amendments to the Agreement of Limited Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership dated July 2, 1981.

(c) Amendments to the Agreement of Limited Partnership, incorporated by reference to Definitive Proxy statement of the Partnership dated April 3, 1991.

(d) Amendments to the Agreements of Limited Partnership incorporated by reference, to the Statement Furnished in Connection With the Solicitation of Consents of the Registrant dated August 28, 1992.

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

10.8 Multifamily Note and Addendum, dated January 4, 1994, made by the Registrant for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (11)

10.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (11)

10.11Multifamily  Note secured by a Mortgage or Deed of Trust dated  November 1,
     1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments. (12)

10.12Multifamily  Note secured by a Mortgage or Deed of Trust dated  November 1,
     1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments. (12)

10.13Multifamily  Note secured by a Mortgage or Deed of Trust dated  November 1,
     1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments. (12)

10.14Multifamily  Note secured by a Mortgage or Deed of Trust dated  November 1,
     1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments. (12)

10.15Multifamily Note dated December 9, 1999, by and between  National  Property
     Investors 7, a California limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (13)

16 Letter dated November 10, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, incorporated by reference to Exhibit 16 filed with Registrant's Current Report on Form 8-K dated November 10, 1998.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

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

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993.

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1999.

                                                                      Exhibit 18



February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
NPI Equity Investments, Inc.
Managing General Partner of National Property Investors 7
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Financial Statements of National Property Investors 7 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/Ernst & Young LLP

                                                                  Exhibit 10.15
                                                       FHLMC Loan No. 002682303

                                MULTIFAMILY NOTE
                                  (MULTISTATE)

US $4,225,000.00                                        As of December 9, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million Two Hundred Twenty-Five Thousand and 00/100 Dollars (US $4,225,000.00), with interest on the unpaid principal balance at the annual rate of seven and nine hundred seventy thousandths percent (7.970%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Thirty Five Thousand Two Hundred Sixty and 75/100 Dollars (US $35,260.75), shall be payable on the first day of each month beginning on February 1, 2000, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19.  Notices.  All  notices,   demands  and  other  communications  required  or
     permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:


             X       Schedule A    Prepayment Premium (required)



             X       Schedule B    Modifications to Multifamily Note



      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                    NATIONAL   PROPERTY   INVESTORS  7,  a  California   limited
                    partnership, doing business in Virginia as National Property Investors 7 L.P.

                    By: NPI Equity Investments, Inc., a Florida corporation, its general partner

                    By:_________________________________
                         Patti K. Fielding Vice
                         President

                         13-3230613
                         Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 9TH DAY OF DECEMBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation

By:_________________________________
   Donald W. Marshall
   Vice President

                                   SCHEDULE A
                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)   1.0% of the unpaid principal balance of this Note; or

(ii)  the product obtained by multiplying:

(A)   the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

     For purposes of subparagraph (ii), the following definitions shall apply:

     Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

     Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

     Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

     Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B
                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            "So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate"."

2.   Paragraph  9(c) of the Note is  amended to add the  following  subparagraph
     (4):

            "(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument."