Form 10QSB
period 2000-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2000-05-10
CIK 732439

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 1,876
   Receivables and deposits                                                     124
   Restricted escrows                                                           458
   Other assets                                                                 517
   Investment properties:
       Land                                                  $  3,738
       Buildings and related personal property                 43,580
                                                               47,318
       Less accumulated depreciation                          (28,069)       19,249
                                                                           $ 22,224

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  107
   Tenant security deposit liabilities                                          103
   Accrued property taxes                                                        85
   Other liabilities                                                            273
   Mortgage notes payable                                                    21,010

Partners' (Deficit) Capital:
   General partner                                            $  (296)
   Limited partners (60,517 units
      issued and outstanding)                                     942           646
                                                                           $ 22,224

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                        (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2000          1999
Revenues:
   Rental income                                              $1,751        $1,813
   Other income                                                   73            64
       Total revenues                                          1,824         1,877

Expenses:
   Operating                                                     704           716
   General and administrative                                     91            71
   Depreciation                                                  484           432
   Interest                                                      420           409
   Property taxes                                                106           110
       Total expenses                                          1,805         1,738

Net income                                                     $  19         $ 139

Net income allocated to general partner (1%)                   $  --           $ 1

Net income allocated to limited partners (99%)                    19           138

                                                               $  19         $ 139

Net income per limited partnership unit                       $ 0.31        $ 2.28

Distributions per limited partnership unit                    $19.96        $ 4.91


                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 7

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                        (in thousands, except per unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517      $    1      $30,259      $30,260

Partners' (deficit) capital at
   December 31, 1999                  60,517      $ (284)     $ 2,131      $ 1,847

Distribution to partners                  --         (12)      (1,208)      (1,220)

Net income for the three months
   ended March 31, 2000                   --          --           19           19

Partners' (deficit) capital
   at March 31, 2000                  60,517      $ (296)       $ 942        $ 646

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                      March 31,
                                                                   2000        1999
Cash flows from operating activities:
  Net income                                                      $  19        $ 139
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                    484          432
    Amortization of loan costs                                       28           28
    Change in accounts:
      Receivables and deposits                                      213           97
      Other assets                                                  (23)         (32)
      Accounts payable                                              (59)           2
      Tenant security deposit liabilities                            (4)          (5)
      Accrued property taxes                                         18          (94)
      Other liabilities                                             (28)           8

       Net cash provided by operating activities                    648          575

Cash flows from investing activities:
  Property improvements and replacements                           (303)         (91)
  Net deposits to restricted escrows                                (11)         (24)

       Net cash used in investing activities                       (314)        (115)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (15)         (10)
  Loan costs paid                                                   (16)          --
  Distributions to partners                                      (1,220)        (300)

       Net cash used in financing activities                     (1,251)        (310)

Net (decrease) increase in cash and cash equivalents               (917)         150

Cash and cash equivalents at beginning of period                  2,793        1,074

Cash and cash equivalents at end of period                      $ 1,876      $ 1,224

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 334        $ 382

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following payments were made to the Managing General Partner and its affiliates during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 90      $ 96
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        43        44
 Non-accountable reimbursement (included in general and
   administrative expenses)                                         30        --

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $90,000 and $96,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $43,000 and $44,000 for the three months ended March 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $30,000 in reimbursements for the three months ended March 31, 2000. The Managing General Partner was not entitled to receive a similar reimbursement during the three months ended March 31, 1999 because there were no distributions from operations.

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. Loans under the line of credit will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

AIMCO and its affiliates currently own 38,400 limited partnership units in the Partnership representing 63.453% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 63.453% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired significantly all of its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

Note D - Distributions

During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,220,000 (approximately $1,208,000 to the limited partners or $19.96 per limited partnership unit) consisting of approximately $335,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the three months ended March 31, 1999.

Note E - Refinancing of Mortgage Note Payable

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the three months ended March 31, 2000.

Note F - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes located in the Southeast. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The Partnership's reportable segment is investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                     2000                        Residential        Other      Totals
Rental income                                      $ 1,751          $  --      $ 1,751
Other income                                            65              8          73
Interest expense                                       420             --         420
Depreciation                                           484             --         484
General and administrative expense                      --             91          91
Segment profit (loss)                                  102            (83)         19
Total assets                                        21,602            622      22,224
Capital expenditures for investment
  properties                                           303             --         303


                     1999                        Residential      Other      Totals
Rental income                                      $ 1,813        $   --    $ 1,813
Other income                                            60             4         64
Interest expense                                       409            --        409
Depreciation                                           432            --        432
General and administrative expense                      --            71         71
Segment profit (loss)                                  206           (67)       139
Total assets                                        21,940           297     22,237
Capital expenditures for investment
  properties                                            91            --         91

Note G - Legal Proceedings

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2000 and 1999:

                                                  Average Occupancy
                                                   2000       1999

      Fairway View II Apartments                    93%        96%
         Baton Rouge, Louisiana
      The Pines Aparments                           97%        95%
         Roanoke, Virginia
      Patchen Place Apartments                      93%        95%
         Lexington, Kentucky
      Northwoods I and II Apartments                90%        95%
         Pensacola, Florida
      South Point Apartments                        89%        96%
         Durham, North Carolina

The Managing General Partner attributes the decrease in occupancy at Fairway View II Apartments to tenants temporarily moving in during 1999 because of a fire at a neighboring complex owned by an affiliated Partnership, which inflated occupancy for the period. The Managing General Partner attributes the decrease in occupancy at Northwoods Apartments to a current road expansion project. Traffic issues and road barriers have impacted new prospect traffic as well as additional move outs due to this project. The Managing General Partner attributes the decrease in occupancy at South Point Apartments to increased competition in the Durham, North Carolina area.

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $19,000 compared to approximately $139,000 for the three months ended March 31, 1999. The decrease in net income was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased primarily due to decreased occupancy at Fairway View II, Northwoods I and II, Patchen Place, and South Point Apartments, as well as decreased average rental rates at Fairway View II and Patchen Place Apartments. In addition, concessions increased at Fairway View II and Northwoods I and II Apartments and bad debt expense increased at Patchen Place and Northwoods I and II Apartments. The increase in other income was primarily due to an increase in interest income as a result of higher interest bearing average cash balances held by the Partnership during 2000.

Total expenses increased due to increases in depreciation expense and general and administrative expenses which were partially offset by a decrease in operating expenses. Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated. General and administrative expenses increased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the three months ended March 31, 2000. For the three months ended March 31, 1999, no similar fees were paid because the distribution paid during this period was entirely from refinancing proceeds. Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased primarily due to decreased utility expenses primarily at The Pines and Northwoods I and II Apartments and to decreased salary expense at all of the Partnership's properties.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,876,000 as compared to approximately $1,224,000 at March 31, 1999. Cash and cash equivalents decreased by approximately $917,000 from the Partnership's year ended December 31, 1999 due to approximately $1,251,000 of cash used in financing activities and approximately $314,000 of cash used in investing activities, which more than offset approximately $648,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions and, to a lesser extent, the payment of loan costs and payments of principal made on the mortgage encumbering The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender.

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

Fairway View II

During the three months ended March 31, 2000, the Partnership completed approximately $27,000 of capital improvements at Fairway View II, consisting primarily of carpet and vinyl replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the current year. The amount budgeted is approximately $79,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the three months ended March 31, 2000, the Partnership completed approximately $21,000 of capital improvements at The Pines, consisting primarily of carpet replacement, major landscaping, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the current year. The amount budgeted is approximately $65,000, consisting primarily of air conditioning unit replacement, window treatments, appliances, and carpet replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the three months ended March 31, 2000, the Partnership completed approximately $45,000 of capital improvements at Patchen Place, consisting primarily of carpet and vinyl replacement, electrical upgrades, submetering improvements, and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the current year. The amount budgeted is approximately $115,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacement, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the three months ended March 31, 2000, the Partnership completed approximately $190,000 of capital improvements at Northwoods I & II, consisting primarily of carpet replacements, exterior painting, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership evaluated the capital improvement needs of the property for the current year. The amount budgeted is approximately $328,000, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, electrical upgrades, major landscaping, parking lot improvements, appliances, sprinkler systems, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the three months ended March 31, 2000, the Partnership completed approximately $20,000 of capital improvements at South Point, consisting primarily of carpet and vinyl replacement, golf carts, and appliances. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the current year. The amount budgeted is approximately $59,000, consisting primarily of appliances and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the three months ended March 31, 2000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,210,000 encumbering The Pines is amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,220,000 (approximately $1,208,000 to the limited partners or $19.96 per limited partnership unit) consisting of approximately $335,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the first quarter of 2000:

                  None.

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