Form 10QSB
period 2000-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2000-08-02
CIK 732439

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  584
   Receivables and deposits                                                     417
   Restricted escrows                                                           369
   Other assets                                                                 475
   Investment properties:
       Land                                                  $  3,738
       Buildings and related personal property                 43,866
                                                               47,604
       Less accumulated depreciation                          (28,558)       19,046
                                                                           $ 20,891

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $  126
   Tenant security deposit liabilities                                          105
   Accrued property taxes                                                       154
   Other liabilities                                                            332
   Mortgage notes payable                                                    20,988

Partners' Deficit:
   General partner                                            $  (310)
   Limited partners (60,517 units
      issued and outstanding)                                    (504)         (814)
                                                                           $ 20,891

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                        (in thousands, except per unit data)



                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2000         1999          2000         1999
Revenues:
  Rental income                     $ 1,712       $ 1,784      $ 3,463       $ 3,597
  Other income                          112            77          185           141
     Total revenues                   1,824         1,861        3,648         3,738

Expenses:
  Operating                             715           688        1,419         1,404
  General and administrative            160            73          251           144
  Depreciation                          489           439          973           871
  Interest                              411           412          831           821
  Property taxes                        105           106          211           216
     Total expenses                   1,880         1,718        3,685         3,456

Net (loss) income                    $  (56)        $ 143        $ (37)        $ 282

Net (loss) income allocated to
  general partner (1%)                $  (1)         $  1         $ --          $  3
Net (loss) income allocated to
  limited partners (99%)                (55)          142          (37)          279

                                     $  (56)        $ 143        $ (37)        $ 282

Net (loss) income per limited
  partnership unit                  $ (0.91)       $ 2.35       $ (0.61)      $ 4.61

Distributions per limited
  partnership unit                  $ 22.97        $   --       $ 42.93       $ 4.91


                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 7

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                        (in thousands, except per unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $   1     $30,259      $30,260

Partners' (deficit) capital at
   December 31, 1999                  60,517      $  (284)    $ 2,131      $ 1,847

Distributions to partners                 --          (26)     (2,598)      (2,624)

Net loss for the six months
   ended June 30, 2000                    --           --         (37)         (37)

Partners' deficit at
   June 30, 2000                      60,517      $  (310)     $ (504)     $  (814)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  (37)       $ 282
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                    973          871
    Amortization of loan costs                                       49           55
    Change in accounts:
      Receivables and deposits                                      (80)           3
      Other assets                                                   (2)         (30)
      Accounts payable                                              (40)          --
      Tenant security deposit liabilities                            (2)         (12)
      Accrued property taxes                                         87           (2)
      Other liabilities                                              31           12

       Net cash provided by operating activities                    979        1,179

Cash flows from investing activities:

  Property improvements and replacements                           (589)        (291)
  Net withdrawals from restricted escrows                            78           22

       Net cash used in investing activities                       (511)        (269)

Cash flows from financing activities:

  Payments on mortgage note payable                                 (37)         (20)
  Loan costs paid                                                   (16)          --
  Distributions to partners                                      (2,624)        (300)

       Net cash used in financing activities                     (2,677)        (320)

Net (decrease) increase in cash and cash equivalents             (2,209)         590

Cash and cash equivalents at beginning of period                  2,793        1,074

Cash and cash equivalents at end of period                       $  584      $ 1,664

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  755        $ 763


                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following payments were made to the Managing General Partner and its affiliates during the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $180      $191
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        84        94
 Non-accountable reimbursement (included in general and
   administrative expenses)                                        126        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $180,000 and $191,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $84,000 and $94,000 for the six months ended June 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $126,000 in reimbursements for the six months ended June 30, 2000. The Managing General Partner was not entitled to receive a similar reimbursement during the six months ended June 30, 1999 because there were no distributions from operations.

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

AIMCO and its affiliates currently own 38,554 limited partnership units in the Partnership representing 63.71% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 63.71% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units, had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

Note D - Distributions

During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $2,624,000 (approximately $2,598,000 to the limited partners or $42.93 per limited partnership unit) consisting of approximately $1,739,000 (approximately $1,722,000 to the limited partners or $28.45 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the six months ended June 30, 1999.

Note E - Refinancing of Mortgage Note Payable

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the six months ended June 30, 2000.

Note F - Segment Reporting

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

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment is investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


      Three Months Ended June 30, 2000         Residential       Other        Totals

Rental income                                    $ 1,712         $  --      $ 1,712
Other income                                         103             9          112
Interest expense                                     411            --          411
Depreciation                                         489            --          489
General and administrative expense                    --           160          160
Segment profit (loss)                                 95          (151)         (56)


       Six Months Ended June 30, 2000          Residential       Other        Totals

Rental income                                    $ 3,463         $  --       $ 3,463
Other income                                         168            17          185
Interest expense                                     831            --          831
Depreciation                                         973            --          973
General and administrative expense                    --           251          251
Segment profit (loss)                                197          (234)         (37)
Total assets                                      20,678           213       20,891
Capital expenditures for investment
  properties                                         589            --          589


      Three Months Ended June 30, 1999         Residential       Other        Totals

Rental income                                    $ 1,784         $  --       $ 1,784
Other income                                          74             3           77
Interest expense                                     412            --          412
Depreciation                                         439            --          439
General and administrative expense                    --            73           73
Segment profit (loss)                                213           (70)         143


      Six Months Ended June 30, 1999           Residential       Other       Totals

Rental income                                   $ 3,597         $   --      $ 3,597
Other income                                        134              7          141
Interest expense                                    821             --          821
Depreciation                                        871             --          871
General and administrative expense                   --            144          144
Segment profit (loss)                               419           (137)         282
Total assets                                     22,217            240       22,457
Capital expenditures for investment
  properties                                         291            --          291

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2000 and 1999:

                                                  Average Occupancy
                                                   2000       1999

      Fairway View II Apartments                    93%        96%
         Baton Rouge, Louisiana
      The Pines Apartments                          97%        95%
         Roanoke, Virginia
      Patchen Place Apartments                      92%        93%
         Lexington, Kentucky
      Northwoods I and II Apartments                90%        95%
         Pensacola, Florida
      South Point Apartments                        88%        95%
         Durham, North Carolina

The Managing General Partner attributes the decrease in occupancy at Fairway View II Apartments to tenants temporarily moving in during the first six months of 1999 because of a fire at a neighboring complex owned by an affiliated Partnership, which inflated occupancy for the period. The Managing General Partner attributes the decrease in occupancy at Northwoods I and II Apartments to a current road expansion project. Traffic issues and road barriers have impacted new prospect traffic as well as the property's curb appeal. The Managing General Partner attributes the decrease in occupancy at South Point Apartments to increased competition in the Durham, North Carolina area.

Results of Operations

The Registrant's net loss for the six months ended June 30, 2000 was approximately $37,000 compared to net income of approximately $282,000 for the six months ended June 30, 1999. The Registrant's net loss for the three months ended June 30, 2000 was approximately $56,000 as compared to net income of approximately $143,000 for the three months ended June 30, 1999. The decrease in net income for the three and six months ended June 30, 2000 as compared to the comparable periods in 1999 was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased primarily due to decreased occupancy at Fairway View II, Northwoods I and II, Patchen Place, and South Point Apartments, as well as decreased average rental rates at Fairway View II Apartments. In addition, concessions increased at Fairway View II, Patchen Place, South Point, and Northwoods I and II Apartments and bad debt expense increased at Fairway View II, Patchen Place, and Northwoods I and II Apartments. The increase in other income was primarily due to an increase in interest income as a result of higher average cash balances in interest bearing accounts held by the Partnership during 2000.

Total expenses increased for the three and six months ended June 30, 2000 as compared to the comparable periods in 1999 due to increases in depreciation expense, general and administrative expenses, and operating expenses. Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated. General and administrative expenses increased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the six months ended June 30, 2000. For the six months ended June 30, 1999, no similar fees were paid because the distribution paid during this period was entirely from refinancing proceeds. Included in general and administrative expenses at both June 30, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses increased primarily due to increased advertising expenses at all the properties.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $584,000 as compared to approximately $1,664,000 at June 30, 1999. Cash and cash equivalents decreased by approximately $2,209,000 from the Partnership's year ended December 31, 1999 due to approximately $2,677,000 of cash used in financing activities and approximately $511,000 of cash used in investing activities, which more than offset approximately $979,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions and, to a lesser extent, the payment of loan costs and payments of principal made on the mortgage encumbering The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender.

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

Fairway View II

During the six months ended June 30, 2000, the Partnership completed approximately $72,000 of capital improvements at Fairway View II, consisting primarily of carpet and vinyl replacements, structural and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $79,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the six months ended June 30, 2000, the Partnership completed approximately $86,000 of capital improvements at The Pines, consisting primarily of carpet replacement, parking area improvements, roof replacement, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $98,000 for capital improvements, consisting primarily of parking area improvements, swimming pool repairs, air conditioning unit replacement, window treatments, appliances, and carpet replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the six months ended June 30, 2000, the Partnership completed approximately $136,000 of capital improvements at Patchen Place, consisting primarily of carpet and vinyl replacement, electrical upgrades, appliances, and submetering improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $224,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacement, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the six months ended June 30, 2000, the Partnership completed approximately $268,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacements, exterior painting, plumbing upgrades, appliances and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $330,000 for capital improvements, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, electrical upgrades, major landscaping, parking lot improvements, appliances, sprinkler systems, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the six months ended June 30, 2000, the Partnership completed approximately $27,000 of capital improvements at South Point, consisting primarily of carpet and vinyl replacement, golf carts, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $59,000 for capital improvements, consisting primarily of appliances and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the six months ended June 30, 2000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,188,000 encumbering The Pines is amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $2,624,000 (approximately $2,598,000 to the limited partners or $42.93 per limited partnership unit) consisting of approximately $1,739,000 (approximately $1,722,000 to the limited partners or $28.45 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the second quarter of 2000:

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