Form 10QSB
period 2000-09-30
NATIONAL PROPERTY INVESTORS 7
filed 2000-11-08
CIK 732439

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

                 For the quarterly period ended September 30, 2000


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except per unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  627
   Receivables and deposits                                                     472
   Restricted escrows                                                           322
   Other assets                                                                 482
   Investment properties:
       Land                                                  $  3,738
       Buildings and related personal property                 44,099
                                                               47,837
       Less accumulated depreciation                          (29,066)       18,771
                                                                           $ 20,674
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   91
   Tenant security deposit liabilities                                          104
   Accrued property taxes                                                       273
   Other liabilities                                                            273
   Mortgage notes payable                                                    20,965

Partners' Deficit:
   General partner                                            $  (313)
   Limited partners (60,517 units
      issued and outstanding)                                    (719)       (1,032)
                                                                           $ 20,674

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                      2000         1999          2000         1999
Revenues:
  Rental income                     $ 1,813       $ 1,808      $ 5,276       $ 5,405
  Other income                           99            70          284           211
     Total revenues                   1,912         1,878        5,560         5,616

Expenses:
  Operating                             681           710        2,100         2,114
  General and administrative            146            45          397           189
  Depreciation                          508           450        1,481         1,321
  Interest                              411           409        1,242         1,230
  Property taxes                        119           103          330           319
     Total expenses                   1,865         1,717        5,550         5,173

Net income                            $  47         $ 161         $ 10         $ 443

Net income allocated to
  general partner (1%)                $  --         $   2         $ --         $   4
Net income allocated to
  limited partners (99%)                 47           159           10           439

                                      $  47         $ 161         $ 10         $ 443

Net income per limited
  partnership unit                   $ 0.78        $ 2.63       $ 0.17        $ 7.25

Distributions per limited
  partnership unit                   $ 4.33        $   --      $ 47.26        $ 4.91

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 7

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except per unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517      $    1      $30,259      $30,260

Partners' (deficit) capital at
   December 31, 1999                  60,517      $ (284)     $ 2,131      $ 1,847

Distributions to partners                 --         (29)      (2,860)      (2,889)

Net income for the nine months
   ended September 30, 2000               --           --          10           10

Partners' deficit at
   September 30, 2000                 60,517      $  (313)     $ (719)     $(1,032)


                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000         1999
Cash flows from operating activities:
  Net income                                                      $  10        $ 443
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                  1,481        1,321
    Amortization of loan costs                                       70           83
    Change in accounts:
      Receivables and deposits                                     (135)          48
      Other assets                                                  (30)         (62)
      Accounts payable                                              (75)          45
      Tenant security deposit liabilities                            (3)         (12)
      Accrued property taxes                                        206          (31)
      Other liabilities                                             (28)          (8)

       Net cash provided by operating activities                  1,496        1,827

Cash flows from investing activities:
  Property improvements and replacements                           (822)        (523)
  Net withdrawals from (deposits to) restricted escrows             125          (49)

       Net cash used in investing activities                       (697)        (572)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (60)         (30)
  Loan costs paid                                                   (16)          --
  Distributions to partners                                      (2,889)        (300)

       Net cash used in financing activities                     (2,965)        (330)

Net (decrease) increase in cash and cash equivalents             (2,166)         925

Cash and cash equivalents at beginning of period                  2,793        1,074

Cash and cash equivalents at end of period                       $  627      $ 1,999

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,145      $ 1,144

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following payments were made to the Managing General Partner and its affiliates during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $272      $285
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       193       139
 Non-accountable reimbursement (included in general and
   administrative expenses)                                         91        --
 Partnership management fee (included in general and
   administrative expenses)                                         40        --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $272,000 and $285,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $193,000 and $139,000 for the nine months ended September 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the nine months ended September 30, 2000. The Managing General Partner was not entitled to receive a similar reimbursement during the nine months ended September 30, 1999 because there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $40,000 during the nine months ended September 30, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the nine months ended September 30, 1999, because there were no distributions from operations.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,584.33 limited partnership units in the Partnership representing 65.41% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.41% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s right to vote each Unit acquired.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $2,889,000 (approximately $2,860,000 to the limited partners or $47.26 per limited partnership unit) consisting of approximately $2,004,000 (approximately $1,984,000 to the limited partners or $32.78 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $290,000 (approximately $287,000 to the limited partners or $4.74 per limited partnership unit) consisting of cash from operations. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the nine months ended September 30, 1999.

Note E - Refinancing of Mortgage Note Payable

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the nine months ended September 30, 2000.

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

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
Note F - Segment Reporting (continued)

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment is investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


    Three Months Ended September 30, 2000      Residential      Other        Totals

Rental income                                    $ 1,813         $  --      $ 1,813
Other income                                          98             1           99
Interest expense                                     411            --          411
Depreciation                                         508            --          508
General and administrative expense                    --           146          146
Segment profit (loss)                                192          (145)          47


    Nine Months Ended September 30, 2000       Residential      Other        Totals

Rental income                                    $ 5,276         $  --      $ 5,276
Other income                                         266            18          284
Interest expense                                   1,242            --        1,242
Depreciation                                       1,481            --        1,481
General and administrative expense                    --           397          397
Segment profit (loss)                                389          (379)          10
Total assets                                      20,523           151       20,674
Capital expenditures for investment
  properties                                         822            --          822


    Three Months Ended September 30, 1999      Residential      Other        Totals

Rental income                                    $ 1,808         $  --      $ 1,808
Other income                                          69             1           70
Interest expense                                     409            --          409
Depreciation                                         450            --          450
General and administrative expense                    --            45           45
Segment profit (loss)                                205           (44)         161


    Nine Months Ended September 30, 1999      Residential       Other       Totals

Rental income                                   $ 5,405         $   --       $ 5,405
Other income                                        203              8          211
Interest expense                                  1,230             --        1,230
Depreciation                                      1,321             --        1,321
General and administrative expense                   --            189          189
Segment profit (loss)                               624           (181)         443
Total assets                                     22,408            196       22,604
Capital expenditures for investment
  properties                                         523            --          523

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2000 and 1999:

                                                   Average Occupancy
                                                    2000       1999

      Fairway View II Apartments                    93%        96%
         Baton Rouge, Louisiana
      The Pines Apartments                          97%        96%
         Roanoke, Virginia
      Patchen Place Apartments                      92%        93%
         Lexington, Kentucky
      Northwoods I and II Apartments                92%        95%
         Pensacola, Florida
      South Point Apartments                        91%        93%
         Durham, North Carolina

The Managing General Partner attributes the decrease in occupancy at Fairway View II Apartments to tenants temporarily moving in during the first nine months of 1999 because of a fire at a neighboring complex owned by an affiliated Partnership, which inflated occupancy for the period and to students moving out due to a local employer no longer offering an intern program. The Managing General Partner attributes the decrease in occupancy at Northwoods I and II Apartments to a current road expansion project. Traffic issues and road barriers have impacted new prospect traffic as well as the property's curb appeal.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2000 was approximately $10,000 compared to net income of approximately $443,000 for the nine months ended September 30, 1999. The Registrant's net income for the three months ended September 30, 2000 was approximately $47,000 as compared to net income of approximately $161,000 for the three months ended September 30, 1999. The decrease in net income for the nine months ended September 30, 2000 as compared to the comparable period in 1999 was due to a decrease in total revenues and an increase in total expenses. The decrease in net income for the three month period ended September 30, 2000 as compared to the comparable period in 1999 was due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues decreased for the nine months ended September 30, 2000 due to a decrease in rental income which was partially offset by an increase in other income. Total revenues increased for the three month period ended September 30, 2000 due to an increase in rental income and other income. Rental income decreased for the nine months ended September 30, 2000 primarily due to decreased occupancy at Fairway View II, Northwoods I and II, Patchen Place, and South Point Apartments, as well as increased concessions at Fairway View II, South Point, and Northwoods I and II Apartments and increased bad debt expense at all of the Partnership's properties. These decreases were partially offset by increased rental rates at all the Partnership's properties. Rental income increased for the three months ended September 30, 2000 primarily due to increased average rental rates at Patchen Place and South Point Apartments as well as decreased concessions at Patchen Place Apartments. The increase in other income for the three and nine month periods ended September 30, 2000 was primarily due to an increase in interest income as a result of higher average cash balances in interest bearing accounts held by the Partnership during 2000 and increased telephone commissions primarily at Fairway View II Apartments and Northwoods Apartments.

Total expenses increased for the three and nine months ended September 30, 2000 as compared to the comparable periods in 1999 due to increases in depreciation expense and general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated. General and administrative expenses increased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the nine months ended September 30, 2000. For the nine months ended September 30, 1999, no similar fees were paid because no distributions were paid during this period from operations. General and administrative expenses also increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses at both September 30, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $627,000 as compared to approximately $1,999,000 at September 30, 1999. Cash and cash equivalents decreased by approximately $2,166,000 from the Partnership's year ended December 31, 1999 due to approximately $2,965,000 of cash used in financing activities and approximately $697,000 of cash used in investing activities, which more than offset approximately $1,496,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions and, to a lesser extent, the payment of loan costs and payments of principal made on the mortgage encumbering The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Fairway View II

During the nine months ended September 30, 2000, the Partnership completed approximately $105,000 of budgeted and non-budgeted capital improvements at Fairway View II, consisting primarily of carpet and vinyl replacements, structural improvements, and clubhouse renovations. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $82,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the nine months ended September 30, 2000, the Partnership completed approximately $116,000 of budgeted and non-budgeted capital improvements at The Pines, consisting primarily of carpet replacement, parking area improvements, cabinet upgrades, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $98,000 for capital improvements, consisting primarily of parking area improvements, swimming pool upgrades, air conditioning unit replacement, window treatments, appliances, and carpet replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the nine months ended September 30, 2000, the Partnership completed approximately $206,000 of capital improvements at Patchen Place, consisting primarily of carpet and vinyl replacement, submetering improvements, appliances, air conditioning unit replacement, and plumbing enhancements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $227,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacement, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the nine months ended September 30, 2000, the Partnership completed approximately $347,000 of budgeted and non-budgeted capital improvements at Northwoods I & II, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, exterior painting, plumbing upgrades, appliances and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $362,000 for capital improvements, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, electrical upgrades, major landscaping, parking lot improvements, appliances, sprinkler systems, interior decoration, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the nine months ended September 30, 2000, the Partnership completed approximately $48,000 of budgeted and non-budgeted capital improvements at South Point, consisting primarily of carpet and vinyl replacement, golf carts, cabinet replacements, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $59,000 for capital improvements, consisting primarily of appliances and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the nine months ended September 30, 2000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,165,000 encumbering The Pines is amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $2,889,000 (approximately $2,860,000 to the limited partners or $47.26 per limited partnership unit) consisting of approximately $2,004,000 (approximately $1,984,000 to the limited partners or $32.78 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $290,000 (approximately $287,000 to the limited partners or $4.74 per limited partnership unit) consisting of cash from operations. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the third quarter of 2000:

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