Form 10KSB
period 2000-12-31
NATIONAL PROPERTY INVESTORS 7
filed 2001-03-23
CIK 732439

Form 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,523,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National  Property   Investors  7  (the  "Partnership"  or  "Registrant")  is  a
California limited partnership formed in October 1983. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment properties.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                   Date of
Property                           Purchase       Type of Ownership          Use

Fairway View II Apartments          11/84    Fee ownership subject to    Apartment
  Baton Rouge, Louisiana                     first mortgage              204 units

The Pines Apartments                04/85    Fee ownership subject to    Apartment
  Roanoke, Virginia                          first mortgage              216 units

Patchen Place Apartments            07/85    Fee ownership subject to    Apartment
  Lexington, Kentucky                        first mortgage              202 units

Northwoods I & II Apartments        07/85    Fee ownership subject to    Apartment
  Pensacola, Florida                         first mortgage              320 units

South Point Apartments              03/86    Fee ownership subject to    Apartment
  Durham, North Carolina                     first mortgage              180 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                        Carrying     Accumulated                           Federal
Properties               Value      Depreciation      Rate     Method     Tax Basis
                            (in thousands)                              (in thousands)

Fairway View II         $10,729       $ 6,080      5-27.5 yrs    S/L       $ 1,914
The Pines                 8,354         5,424      5-27.5 yrs    S/L         1,571
Patchen Place             9,109         6,311      5-27.5 yrs    S/L         2,008
Northwoods I & II        10,277         6,113      5-27.5 yrs    S/L         2,140
South Point               9,527         5,646      5-27.5 yrs    S/L         2,390
        Total           $47,996       $29,574                              $10,023

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                        Principal
                        Balance At                                         Balance
                       December 31,    Interest    Period    Maturity       Due At
Property                   2000          Rate     Amortized    Date      Maturity (2)
                      (in thousands)                                    (in thousands)

Fairway View II           $ 4,200       7.33%        (1)     11/01/03      $ 4,200
The Pines                   4,143       7.97%      20 yrs    01/01/20           --
Patchen Place               3,000       7.33%        (1)     11/01/03        3,000
Northwoods I & II           5,000       7.33%        (1)     11/01/03        5,000
South Point                 4,600       7.33%        (1)     11/01/03        4,600
        Total             $20,943                                          $16,800

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the year ended December 31, 2000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                     Average Annual                   Average
                                      Rental Rate                    Occupancy
                                       (per unit)
Property                          2000            1999           2000         1999

Fairway View II                  $6,489          $6,730           93%          95%
The Pines                         7,165           6,936           97%          97%
Patchen Place                     6,918           6,811           93%          93%
Northwoods I & II                 6,357           6,279           93%          94%
South Point                       8,520           8,318           92%          92%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                       2000            2000
                                      Billing          Rate
                                  (in thousands)

          Fairway View II              $ 52           11.68%
          The Pines                      72            1.13%
          Patchen Place                  49            0.97%
          Northwoods I & II             173            2.19%
          South Point                    97            1.62%

Capital Improvements

Fairway View II

During the year ended December 31, 2000, the Partnership completed approximately $126,000 of capital improvements at Fairway View II, consisting primarily of air conditioning replacement, carpet and vinyl replacement, clubhouse renovations, and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $56,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the year ended December 31, 2000, the Partnership completed approximately $142,000 of capital improvements at The Pines, consisting primarily of carpet replacement, swimming pool upgrades, parking area improvements, and cabinetry upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $59,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the year ended December 31, 2000, the Partnership completed approximately $244,000 of capital improvements at Patchen Place, consisting primarily of carpet and vinyl replacement, plumbing enhancements, appliances, air conditioning replacement, adding water meters to units in order to bill tenants for water usage, and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,550. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I & II

During the year ended December 31, 2000, the Partnership completed approximately $411,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacements, plumbing upgrades, exterior painting, air conditioning unit replacement, appliances and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $88,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the year ended December 31, 2000, the Partnership completed approximately $58,000 of capital improvements at South Point, consisting primarily of carpet and vinyl replacement, golf carts, appliances, and cabinet replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $49,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to the vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units and sold 60,517 limited partnership units aggregating $30,259,000. At December 31, 2000, the Partnership had 1,180 holders of record owning an aggregate of 60,517 units. Affiliates of the Managing General Partner owned 40,082.67 units or 66.23% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99              $  300 (1)            $ 4.91
       01/01/00 - 12/31/00               3,179 (2)             52.00
      Subsequent to 12/31/00               721 (3)             11.80

(1) Distribution was made from previously undistributed surplus funds from refinancing proceeds in prior years (see "Item 6" for further details).

(2) Consists of $2,294,000 of cash from operations and $885,000 of cash from the refinance proceeds of The Pines Apartments (see "Item 6" for further details).

(3) Distribution was made from cash from operations (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,082.67 limited partnership units in the Partnership representing 66.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each Unit acquired.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $119,000 compared to net income of approximately $514,000 for the year ended December 31, 1999 (see "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The decrease in net income for the year ended December 31, 2000 as compared to the comparable period in 1999 was due to an increase in total expenses which was partially offset by an increase in total revenues and by the extraordinary loss on the early extinguishment of the debt encumbering The Pines Apartments recognized during 1999 (see discussion below).

Total revenues increased for the year ended December 31, 2000 due to an increase in other income which was partially offset by a decrease in rental income. The increase in other income for the year ended December 31, 2000 was primarily due to an increase in interest income as a result of higher average cash balances in interest bearing accounts held by the Partnership during 2000 and increased telephone commissions primarily at Fairway View II Apartments and Northwoods I and II Apartments. Rental income decreased primarily due to decreased occupancy and average annual rental rates at Fairway View II and decreased occupancy at Northwoods I and II Apartments, as well as increased concessions at Fairway View II, South Point, and Northwoods I and II Apartments and increased bad debt expense at all of the Partnership's properties. These decreases were partially offset by increased average annual rental rates at Patchen Place, South Point, Northwoods I and II, and The Pines Apartments.

Total expenses increased due to increases in operating, depreciation, interest and general and administrative expenses. Operating expenses increased primarily due to increased gas bills at Patchen Place and The Pines Apartments and increased administrative salaries at Fairway View II, South Point, and The Pines Apartments. Depreciation expense increased due to property improvements and replacements completed during the last twelve months. Interest expense increased due to the refinancing of The Pines Apartments in December 1999 which replaced the existing debt with a loan having a greater principal amount. General and administrative expenses increased primarily due to fees paid to the Managing General Partner in connection with the distributions from operations made during the year ended December 31, 2000. For the year ended December 31, 1999, no similar fees were paid because no distributions were paid during this period from operations. General and administrative expenses also increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses at both December 31, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $871,000 as compared to approximately $2,793,000 at December 31, 1999. Cash and cash equivalents decreased by approximately $1,922,000 from the Partnership's year ended December 31, 1999 due to approximately $3,277,000 of cash used in financing activities and approximately $911,000 of cash used in investing activities, which more than offset approximately $2,266,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions and, to a lesser extent, the payment of loan costs and payments of principal made on the mortgage encumbering The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted will be $275 per unit or $308,550. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan, which matures on January 1, 2020, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the year ended December 31, 2000. For financial statement purposes, the Partnership recognized a loss on the early extinguishment of debt of approximately $106,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,143,000 encumbering The Pines is amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $3,179,000 (approximately $3,147,000 to the limited partners or $52.00 per limited partnership unit) consisting of approximately $2,294,000 (approximately $2,271,000 to the limited partners or $37.53 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. Subsequent to December 31, 2000, the Partnership declared distributions of approximately $721,000 (approximately $714,000 to the limited partners or $11.80 per limited partnership unit) consisting of cash from operations. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the year ended December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2001 or subsequent periods.

Tender Offer

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,082.67 limited partnership units in the Partnership representing 66.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other units holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each Unit acquired.


ITEM 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements


                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                        (in thousands, except per unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   871
   Receivables and deposits                                                      197
   Restricted escrows                                                            377
   Other assets                                                                  444
   Investment properties (Notes C and F):
      Land                                                    $ 3,738
      Buildings and related personal property                   44,258
                                                                47,996
      Less accumulated depreciation                            (29,574)       18,422

                                                                            $ 20,311
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    142
   Tenant security deposit liabilities                                           100
   Accrued property taxes                                                         52
   Other liabilities                                                             287
   Mortgage notes payable (Note C)                                            20,943

Partners' Deficit
   General partner                                             $  (315)
   Limited partners (60,517 units issued and
      outstanding)                                                (898)       (1,213)

                                                                            $ 20,311

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                   2000         1999
Revenues:
   Rental income                                                  $ 7,151      $ 7,180
   Other income                                                       372          306
      Total revenues                                                7,523        7,486

Expenses:
   Operating                                                        2,774        2,732
   General and administrative                                         541          295
   Depreciation                                                     1,989        1,789
   Interest                                                         1,666        1,626
   Property taxes                                                     434          424
      Total expenses                                                7,404        6,866

Income before extraordinary item                                      119          620

Extraordinary loss on early extinguishment of debt (Note C)            --         (106)

Net income (Note D)                                                $  119       $  514

Net income allocated to general partner (1%)                       $    1       $    5

Net income allocated to limited partners (99%)                        118          509

                                                                   $  119       $  514

Per limited partnership unit:
   Income before extraordinary item                                $ 1.95       $10.14
   Extraordinary loss on early extinguishment of debt                  --        (1.73)

   Net income                                                      $ 1.95       $ 8.41

Distributions per limited partnership unit                         $52.00       $ 4.91

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except per unit data)



                                         Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Original capital contributions            60,517       $    1     $30,259    $30,260

Partners' (deficit) capital at
  December 31, 1998                       60,517       $ (286)    $ 1,919    $ 1,633

Distribution to partners                      --           (3)       (297)      (300)

Net income for the year ended
  December 31, 1999                           --            5         509        514

Partners' (deficit) capital at
  December 31, 1999                       60,517         (284)      2,131      1,847

Distributions to partners                     --          (32)     (3,147)    (3,179)

Net income for the year ended
  December 31, 2000                           --            1         118        119

Partners' deficit at
  December 31, 2000                       60,517       $ (315)    $ (898)    $(1,213)

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                     $  119       $  514
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,989        1,789
   Amortization of loan costs                                        98          110
   Extraordinary loss on early extinguishment of debt                --          106
   Change in accounts:
      Receivables and deposits                                      140          135
      Other assets                                                  (20)         (43)
      Accounts payable                                              (24)         109
      Tenant security deposit liabilities                            (7)         (22)
      Accrued property taxes                                        (15)        (113)
      Other liabilities                                             (14)          49

          Net cash provided by operating activities               2,266        2,634

Cash flows from investing activities:
  Property improvements and replacements                           (981)      (1,186)
  Net withdrawals from (deposits to) restricted escrows              70          (37)

          Net cash used in investing activities                    (911)      (1,223)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (82)         (40)
  Payoff of mortgage note payable                                    --       (3,406)
  Proceeds from mortgage note payable                                --        4,225
  Prepayment penalty                                                 --          (83)
  Loan costs paid                                                   (16)         (88)
  Distributions to partners                                      (3,179)        (300)

          Net cash (used in) provided by financing
            activities                                           (3,277)         308

Net (decrease) increase in cash and cash equivalents             (1,922)       1,719

Cash and cash equivalents at beginning of year                    2,793        1,074

Cash and cash equivalents at end of year                        $   871      $ 2,793

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,537      $ 1,541

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2000, the Partnership operates five residential apartment complexes located throughout the southeastern United States.

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

Accordingly, net income as shown in the statements of operations and changes in partner's (deficit) capital for 2000 and 1999 were allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately  $720,000  at  December  31,  2000  that  are  maintained  by  the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Restricted Escrows:

      Replacement Reserve: A replacement reserve account is maintained for Fairway View II Apartments, Patchen Place Apartments, Southpoint Apartments, and Northwoods I & II Apartments. Each property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of these accounts at December 31, 2000, is approximately $359,000 which includes interest.

Loan Costs: Loan costs of approximately $744,000, less accumulated amortization of approximately $390,000, are included in other assets and are being amortized on a straight-line basis over the lives of the related loans.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $102,000 and $91,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest    Maturity      Due At
Property                  2000        Interest      Rate        Date       Maturity
                            (in thousands)                              (in thousands)

Fairway View II          $ 4,200        $ 26        7.33%     11/01/03      $ 4,200
The Pines                  4,143          35        7.97%     01/01/20           --
Patchen Place              3,000          18        7.33%     11/01/03        3,000
Northwoods I & II          5,000          31        7.33%     11/01/03        5,000
South Point                4,600          28        7.33%     11/01/03        4,600
        Total            $20,943       $ 138                                $16,800

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

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 were capitalized during the year ended December 31, 2000. For financial statement purposes, the Partnership recognized a loss on the early extinguishment of debt of approximately $106,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $    97
                               2002                 104
                               2003              16,913
                               2004                 122
                               2005                 132
                            Thereafter            3,575

                               Total            $20,943

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The  following is a  reconciliation  of reported net income and Federal  taxable
(loss) income (in thousands, except unit data):


                                               2000         1999
Net income as reported                       $  119        $ 514
Add (deduct):
   Depreciation differences                     (92)          42
   Other                                        (89)          32

Federal taxable (loss) income                $  (62)       $ 588

Federal taxable (loss) income per
   limited partnership unit                  $(1.02)       $9.62


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                                    2000
Net liabilities as reported                       $(1,213)
Land and buildings                                 (1,510)
Accumulated depreciation                           (6,892)
Syndication and distribution costs                  3,555
Prepaid rent                                           21
Other                                                 138

Net liabilities - Federal tax basis               $(5,901)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and its affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $366       $380
Reimbursement for services of affiliates
  (included in investment properties and general
  and administrative expenses)                            256        180
Non-accountable reimbursement (included in general
  and administrative expenses)                             91         --
Partnership management fee (included in general
  and administrative expenses)                             93         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $366,000 and $380,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $256,000 and $180,000 for the years ended December 31, 2000 and 1999, respectively.

In addition, in connection with the refinancing of the mortgage loan encumbering The Pines Apartments the Partnership paid approximately $42,000 in loan costs to an affiliate during the year ended December 31, 1999. No such loan costs were paid in 2000. These loan costs are included in other assets and are amortized as interest expense over the term of the loan.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the year ended December 31, 2000. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $93,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,082.67 limited partnership units in the Partnership representing 66.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant.

When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each Unit acquired.

Note F - Real Estate and Accumulated Depreciation


                                              Initial Cost
                                             To Partnership
                                             (in thousands)

                                                      Buildings           Cost
                                                     and Related       Capitalized
                                                       Personal       Subsequent to
Description             Encumbrances       Land        Property        Acquisition
                       (in thousands)                                (in thousands)

Fairway View II           $ 4,200        $ 1,086       $ 8,788           $   855
The Pines                   4,143            579         6,521             1,254
Patchen Place               3,000            706         6,409             1,994
Northwoods I & II           5,000            478         7,919             1,880
South Point                 4,600            859         7,686               982
Totals                    $20,943        $ 3,708       $37,323           $ 6,965


                      Gross Amount at Which
                             Carried
                      At December 31, 2000
                         (in thousands)

                            Buildings
                           And Related
                            Personal            Accumulated     Year of      Date    Depreciable
Description         Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                               (in thousands)
Fairway View II    $ 1,094   $ 9,635   $10,729    $ 6,080         1981       11/84     5-27.5
The Pines              584     7,770     8,354      5,424         1978       04/85     5-27.5
Patchen Place          714     8,395     9,109      6,311         1971       07/85     5-27.5
Northwoods I & II      483     9,794    10,277      6,113         1981       07/85     5-27.5
South Point            863     8,664     9,527      5,646         1980       03/86     5-27.5
Total              $ 3,738   $44,258   $47,996    $29,574

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                   2000         1999
                                                    (in thousands)
Investment Properties
Balance at beginning of year                     $47,015      $45,829
   Property improvements                             981        1,186
Balance at end of year                           $47,996      $47,015

Accumulated Depreciation
Balance at beginning of year                     $27,585      $25,796
   Additions charged to expense                    1,989        1,789
Balance at end of year                           $29,574      $27,585

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $46,490,000 and $45,512,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $36,467,000 and $34,385,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $3,179,000 (approximately $3,147,000 to the limited partners or $52.00 per limited partnership unit) consisting of approximately $2,294,000 (approximately $2,271,000 to the limited partners or $37.53 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. Subsequent to December 31, 2000, the Partnership declared distributions of approximately $721,000 (approximately $714,000 to the limited partners or $11.80 per limited partnership unit) consisting of cash from operations. A distribution of approximately $300,000 (approximately $297,000 to the limited partners or $4.91 per limited partnership unit) from refinancing proceeds in prior years was paid during the year ended December 31, 1999.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

        None.



                                    PART III

Item 9. Directors,   Executive   Officers,   Promoters   and  Control   Persons;
        Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The present executive officers and directors of the Managing General Partner are listed below:

         Name                 Age    Position

         Patrick J. Foye       43    Executive Vice President and Director

         Martha L. Long        41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $51,000 and non-audit services (principally tax-related) of approximately $26,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership, as of December 31, 2000.

                                       Amount and Nature
        Name of Beneficial Owner      of Beneficial Owner     % of Class

        Insignia Properties, LP            25,399.00            41.97%
          (an affiliate of AIMCO)
        AIMCO Properties LP                14,683.67            24.26%
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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)

Property management fees                                 $366       $380
Reimbursement for services of affiliates                  256        180
Non-accountable reimbursement                              91         --
Partnership management fee                                 93         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $366,000 and $380,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $256,000 and $180,000 for the years ended December 31, 2000 and 1999, respectively.

In addition, in connection with the refinancing of the mortgage loan encumbering The Pines Apartments the Partnership paid approximately $42,000 in loan costs to an affiliate during the year ended December 31, 1999. No such loan costs were paid in 2000. These loan costs are included in other assets and are amortized as interest expense over the term of the loan.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the year ended December 31, 2000. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $93,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the year ended December 31, 1999 because there were no distributions from operations.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,082.67 limited partnership units in the Partnership representing 66.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX



Exhibit Number    Description of Exhibit

      2.5      Master Indemnity Agreement dated as of August 17, 1995. (1)

      2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT. (2)

      3.4      (a) Agreement of Limited Partnership. (3)

               (b) Amendments to the Agreement of Limited Partnership. (4)

               (c)   Amendments to the Agreement of Limited Partnership. (5)

               (d)   Amendments to the Agreements of Limited Partnership. (6)

     10.1 Purchase Agreement dated as of November 20, 1990, by and between the Managing General Partner and the Prior Managing General Partner, IRI Properties Capital Corp. and RPMC, incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 20, 1990. (7)

     10.2 Amendments to Purchase Agreement dated as of November 20, 1990, by and between the Managing General Partner and the Prior Managing General Partner, IRI Properties Capital Corp. and RPMC, incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated June 21, 1991. (8)

     10.3 Property Management Agreement dated June 21, 1991, by and between the Registrant and NPI Management incorporated by reference to
               Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. (7)

     10.4      Multifamily Note and Addendum, dated January 4, 1994, made by the
               Registrant   for  the   benefit  of  Hanover   Capital   Mortgage
               Corporation, as it pertains to The Pines Apartments. (8)

     10.5 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (8)

     10.6 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments. (9)

     10.7 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments. (9)

     10.8 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments. (9)

     10.9 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments. (9)

     10.10 Multifamily Note dated December 9, 1999, by and between National Property Investors 7, a California limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (10)

     16 Letter dated November 10, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, incorporated by reference to
               Exhibit 16 filed with Registrant's Current Report on Form 8-K dated November 10, 1998.



     (1) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

     (2)       Incorporated   by   reference  to  Exhibit  2.1  filed  with  the
               Registrant's Current Report on Form 8-K dated October 1, 1998.

     (3) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 5, 1978, contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-599991).

     (4) Incorporated by reference to the Definitive Proxy Statement of the Partnership dated July 2, 1981.

     (5) Incorporated by reference to Definitive Proxy statement of the Partnership dated April 3, 1991.

     (6)       Incorporated  by  reference,   to  the  Statement   Furnished  in
               Connection With the Solicitation of Consents of the Registrant dated August 28, 1992.

     (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. Identical agreements have been entered into for each of the Registrant's properties. The only difference in the agreements is that the applicable property name has been inserted into the agreement.

     (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993.

     (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.

     (10) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1999.