Form 10QSB
period 2001-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2001-05-09
CIK 732439

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

                   For the quarterly period ended March 31, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except per unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  493
   Receivables and deposits                                                     219
   Restricted escrows                                                           376
   Other assets                                                                 473
   Investment properties:
       Land                                                  $  3,738
       Buildings and related personal property                 44,352
                                                               48,090
       Less accumulated depreciation                          (30,088)       18,002
                                                                           $ 19,563
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  149
   Tenant security deposit liabilities                                          102
   Accrued property taxes                                                       100
   Other liabilities                                                            277
   Mortgage notes payable                                                    20,920

Partners' Deficit:
   General partner                                            $ (323)
   Limited partners (60,517 units
      issued and outstanding)                                  (1,662)       (1,985)
                                                                           $ 19,563


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2001          2000
Revenues:
   Rental income                                              $1,828        $1,751
   Other income                                                   85            73
       Total revenues                                          1,913         1,824

Expenses:
   Operating                                                     777           704
   General and administrative                                    154            91
   Depreciation                                                  514           484
   Interest                                                      415           420
   Property taxes                                                104           106
       Total expenses                                          1,964         1,805

Net (loss) income                                             $ (51)         $ 19

Net (loss) income allocated to general partner (1%)            $ (1)         $ --

Net (loss) income allocated to limited partners (99%)            (50)           19

                                                              $ (51)         $ 19

Net (loss) income per limited partnership unit                $(0.83)       $ 0.31

Distributions per limited partnership unit                    $11.80        $19.96

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except per unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2000                  60,517      $ (315)      $ (898)     $(1,213)

Distributions to partners                 --           (7)       (714)        (721)

Net loss for the three months
   ended March 31, 2001                   --           (1)        (50)         (51)

Partners' deficit at
   March 31, 2001                     60,517      $ (323)     $(1,662)     $(1,985)


                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                              $  (51)      $   19
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   514          484
     Amortization of loan costs                                      25           28
     Change in accounts:
      Receivables and deposits                                      (22)         213
      Other assets                                                  (47)         (23)
      Accounts payable                                                7          (59)
      Tenant security deposit liabilities                             2           (4)
      Accrued property taxes                                         48           18
      Other liabilities                                             (10)         (28)

        Net cash provided by operating activities                   466          648

Cash flows from investing activities:
  Property improvements and replacements                            (94)        (303)
  Net withdrawals from (deposits to) restricted escrows               1          (11)

        Net cash used in investing activities                       (93)        (314)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (23)         (15)
  Loan costs paid                                                    (7)         (16)
  Distributions to partners                                        (721)      (1,220)

        Net cash used in financing activities                      (751)      (1,251)

Net decrease in cash and cash equivalents                          (378)        (917)

Cash and cash equivalents at beginning of period                    871        2,793

Cash and cash equivalents at end of period                       $ 493       $ 1,876

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 390        $ 334

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), an affiliate of Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and its affiliates during the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 93      $ 90
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        63        43
 Non-accountable reimbursement (included in general and
   administrative expenses)                                         71        30

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $93,000 and $90,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $63,000 and $43,000 for the three months ended March 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $71,000 and $30,000 in reimbursements for the three months ended March 31, 2001 and 2000, respectively.

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. Loans under the line of credit will have a term of 365 days, are unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At the present time, the Partnership has no outstanding amounts due under this line of credit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,102.67 limited partnership units in the Partnership representing 66.27% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions from operations of approximately $721,000 (approximately $714,000 to the limited partners or $11.80 per limited partnership unit). Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $290,000 (approximately $287,000 to the limited partners or $4.74 per limited partnership unit) consisting of cash from operations. During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,220,000 (approximately $1,208,000 to the limited partners or $19.96 per limited partnership unit) consisting of approximately $335,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2001 and 2000:

                                                   Average Occupancy
                                                    2001       2000

      Fairway View II Apartments                    91%        93%
         Baton Rouge, Louisiana
      The Pines Aparments                           96%        97%
         Roanoke, Virginia
      Patchen Place Apartments                      91%        93%
         Lexington, Kentucky
      Northwoods I and II Apartments                95%        90%
         Pensacola, Florida
      South Point Apartments                        93%        89%
         Durham, North Carolina

The Managing General Partner attributes the increase in occupancy at Northwoods I and II Apartments to the completion of a road expansion project. Traffic issues and road barriers were eliminated, thereby increasing new prospect traffic as well as the property's curb appeal. The Managing General Partner attributes the increase in occupancy at South Point Apartments to increased marketing efforts.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2001 was approximately $51,000 compared to net income of approximately $19,000 for the three months ended March 31, 2000. The decrease in net income was due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased for the three months ended March 31, 2001 due to an increase in rental income, and to a lesser extent, an increase in other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's investment properties and increased occupancy at Northwoods I and II and South Point Apartments, which more than offset decreased occupancy at Fairway View II, The Pines, and Patchen Place Apartments. In addition, concessions decreased at Northwoods I and II and South Point Apartments which more than offset increased concessions at Fairway View II Apartments. The increase in other income was primarily due to an increase in interest income as a result of higher average cash balances in interest bearing accounts held by the Partnership during 2001 and increased corporate housing revenue at The Pines Apartments.

Total expenses increased for the three months ended March 31, 2001 due to increases in operating, depreciation, and general and administrative expenses. Operating expenses increased primarily due to increased gas bills at Patchen Place and The Pines Apartments and increased maintenance salaries at South Point, Northwoods I and II, and The Pines Apartments. Depreciation expense increased due to property improvements and replacements completed during the last twelve months. General and administrative expenses increased primarily due to increased fees paid to the Managing General Partner in connection with the distributions from operations made during the three months ended March 31, 2001. General and administrative expenses also increased due to an increase in the cost of services included in the management reimbursements to the Managing
General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $493,000 as compared to approximately $1,876,000 at March 31, 2000. Cash and cash equivalents decreased by approximately $378,000 from the Partnership's year ended December 31, 2000 due to approximately $751,000 of cash used in financing activities and approximately $93,000 of cash used in investing activities, which more than offset approximately $466,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions and, to a lesser extent, the payment of loan costs and payments of principal made on the mortgage encumbering The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements which was slightly offset by withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Fairway View II

During the three months ended March 31, 2001, the Partnership completed approximately $19,000 of capital improvements at Fairway View II, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, plumbing fixtures, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $56,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet replacements, and swimming pool upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the three months ended March 31, 2001, the Partnership completed approximately $13,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacements, water heater replacements, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $191,000 for capital improvements, consisting primarily of air conditioning unit replacement, cabinet upgrades, appliances, interior decoration and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During  the  three  months  ended  March 31,  2001,  the  Partnership  completed approximately $24,000 of capital improvements at Patchen Place, consisting primarily of carpet replacements, air conditioning unit replacement and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $153,000 for capital improvements, consisting primarily of water conservation improvements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the three months ended March 31, 2001, the Partnership completed approximately $32,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacements, appliances, plumbing fixtures, air conditioning unit replacement, and interior decoration. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $113,000, consisting primarily of air conditioning unit replacement, carpet replacements, structural improvements, swimming pool improvements, recreational facility upgrades, parking lot improvements, appliances, interior decoration, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the three months ended March 31, 2001, the Partnership completed approximately $6,000 of capital improvements at South Point, consisting primarily of carpet replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $50,000, consisting primarily of cabinet upgrades and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,120,000 encumbering The Pines is amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties is interest only with required balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid distributions from operations of approximately $721,000 (approximately $714,000 to the limited partners or $11.80 per limited partnership unit). Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $290,000 (approximately $287,000 to the limited partners or $4.74 per limited partnership unit) consisting of cash from operations. During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,220,000 (approximately $1,208,000 to the limited partners or $19.96 per limited partnership unit) consisting of approximately $335,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,102.67 limited partnership units in the Partnership representing 66.27% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         None.

      b) Reports on Form 8-K filed during the three months ended March 31, 2001:

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