Form 10QSB
period 2001-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2001-08-09
CIK 732439

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

                    For the quarterly period ended June 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                           NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except per unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  664
   Receivables and deposits                                                     310
   Restricted escrows                                                           425
   Other assets                                                                 411
   Investment properties:
       Land                                                  $ 3,738
       Buildings and related personal property                 44,467
                                                               48,205
       Less accumulated depreciation                          (30,605)       17,600
                                                                           $ 19,410
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 72
   Tenant security deposit liabilities                                          105
   Accrued property taxes                                                       157
   Other liabilities                                                            473
   Mortgage notes payable                                                    20,896

Partners' Deficit:
   General partner                                            $ (325)
   Limited partners (60,517 units
      issued and outstanding)                                  (1,968)       (2,293)
                                                                           $ 19,410


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2001         2000          2001         2000
Revenues:
  Rental income                     $ 1,822       $ 1,712      $ 3,650       $ 3,463
  Other income                           95           112          180           185
     Total revenues                   1,917         1,824        3,830         3,648

Expenses:
  Operating                             674           715        1,451         1,419
  General and administrative            101           160          255           251
  Depreciation                          517           489        1,031           973
  Interest                              415           411          830           831
  Property taxes                        106           105          210           211
     Total expenses                   1,813         1,880        3,777         3,685

Net income (loss)                    $ 104         $ (56)        $ 53         $ (37)

Net income (loss) allocated to
  general partner (1%)                $ 1          $ (1)         $ 1          $ --
Net income (loss) allocated to
  limited partners (99%)                103           (55)          52           (37)

                                     $ 104         $ (56)        $ 53         $ (37)

Net income (loss) per limited
  partnership unit                   $ 1.70       $ (0.91)      $ 0.86       $ (0.61)

Distributions per limited
  partnership unit                   $ 6.74       $ 22.97      $ 18.54       $ 42.93

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2000                  60,517      $ (315)      $ (898)     $(1,213)

Distributions to partners                 --          (11)     (1,122)      (1,133)

Net income for the six months
   ended June 30, 2001                    --            1          52           53

Partners' deficit at
   June 30, 2001                      60,517      $ (325)     $(1,968)     $(2,293)


                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $ 53        $ (37)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 1,031          973
     Amortization of loan costs                                      50           49
     Change in accounts:
      Receivables and deposits                                     (113)         (80)
      Other assets                                                  (10)          (2)
      Accounts payable                                              (70)         (40)
      Tenant security deposit liabilities                             5           (2)
      Accrued property taxes                                        105           87
      Other liabilities                                             186           31

        Net cash provided by operating activities                 1,237          979

Cash flows from investing activities:
  Property improvements and replacements                           (209)        (589)
  Net (deposits to) withdrawals from restricted escrows             (48)          78

        Net cash used in investing activities                      (257)        (511)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (47)         (37)
  Loan costs paid                                                    (7)         (16)
  Distributions to partners                                      (1,133)      (2,624)

        Net cash used in financing activities                    (1,187)      (2,677)

Net decrease in cash and cash equivalents                          (207)      (2,209)

Cash and cash equivalents at beginning of period                    871        2,793

Cash and cash equivalents at end of period                       $ 664        $ 584

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 780        $ 755

                   See Accompanying Notes to Financial Statements


e)

                           NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and its affiliates during the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $189      $180
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       124        84
 Non-accountable reimbursement (included in general and
   administrative expenses)                                         91        91
 Partnership management fee (included in general and
   administrative expenses)                                         --        35


During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $189,000 and $180,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $124,000 and $84,000 for the six months ended June 30, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for both of the six month periods ended June 30, 2001 and 2000.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $35,000 during the six months ended June 30, 2000 for such fees. The Managing General Partner was not entitled to receive a similar reimbursement during the six months ended June 30, 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,211.67 limited partnership units in the Partnership representing 66.45% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.45% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each unit acquired.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions from operations of approximately $1,133,000 (approximately $1,122,000 to the limited partners or $18.54 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $2,624,000 (approximately $2,598,000 to the limited partners or $42.93 per limited partnership unit) consisting of approximately $1,739,000 (approximately $1,722,000 to the limited partners or $28.45 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years.

Note D - Refinancing of Mortgage Note Payable

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 and $7,000 were capitalized during the six months ended June 30, 2000 and 2001, respectively.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2001 and 2000:

                                                   Average Occupancy
                                                    2001       2000

      Fairway View II Apartments                    91%        93%
         Baton Rouge, Louisiana
      The Pines Apartments                          96%        97%
         Roanoke, Virginia
      Patchen Place Apartments                      90%        92%
         Lexington, Kentucky
      Northwoods I and II Apartments                93%        90%
         Pensacola, Florida
      South Point Apartments                        94%        88%
         Durham, North Carolina

The Managing General Partner attributes the increase in occupancy at Northwoods I and II Apartments to the completion of a road expansion project. Traffic issues and road barriers were eliminated, thereby increasing new prospect traffic as well as the property's curb appeal. The Managing General Partner attributes the increase in occupancy at South Point Apartments to increased marketing efforts and decreased home purchases.

Results of Operations

The Registrant's net income for the six months ended June 30, 2001 was approximately $53,000 compared to a net loss of approximately $37,000 for the six months ended June 30, 2000. The Registrant's net income for the three months ended June 30, 2001 was approximately $104,000 as compared to a net loss of approximately $56,000 for the three months ended June 30, 2000. The increase in net income for the six months ended June 30, 2001 was due to an increase in total revenues which was partially offset by an increase in total expenses. The increase in net income for the three months ended June 30, 2001 was due to an increase in total revenues and a decrease in total expenses. Total revenues increased for the three and six months ended June 30, 2001 due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's investment properties and increased occupancy at Northwoods I and II and South Point Apartments, which more than offset decreased occupancy at Fairway View II, The Pines, and Patchen Place Apartments. In addition, concessions decreased at Patchen Place, South Point, and Northwoods I and II Apartments which more than offset increased concessions at Fairway View II Apartments. The decrease in other income was primarily due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts held by the Partnership during 2001.

Total expenses increased for the six months ended June 30, 2001 due to increases in depreciation and operating expenses. Total expenses decreased for the three months ended June 30, 2001 due to decreases in operating and general and administrative expenses which were partially offset by an increase in depreciation expense. Depreciation expense increased for the three and six months ended June 30, 2001 due to property improvements and replacements completed during the last twelve months. Operating expenses increased for the six months ended June 30, 2001 primarily due to increased gas bills at Patchen Place and The Pines Apartments and increased property management fees at all of the Partnership's properties. Operating expenses decreased for the three months ended June 30, 2001 primarily due to decreased maintenance expenses at Fairway View II, Patchen Place, South Point, and Northwoods I and II Apartments. General and administrative expenses decreased for the three months ended June 30, 2001 primarily due to decreased fees paid to the Managing General Partner in connection with the distributions from operations made during the three months ended June 30, 2001 and reduced legal and professional fees required to manage the Partnership. These decreases were partially offset by an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $664,000 as compared to approximately $584,000 at June 30, 2000. Cash and cash equivalents decreased by approximately $207,000 from the Partnership's year ended December 31, 2000 due to approximately $1,187,000 of cash used in financing activities and approximately $257,000 of cash used in investing activities, which more than offset approximately $1,237,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, the payment of loan costs and payments of principal made on the mortgage encumbering The Pines Apartments. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Fairway View II

During the six months ended June 30, 2001, the Partnership completed approximately $35,000 of capital improvements at Fairway View II, consisting primarily of carpet and vinyl replacements, plumbing fixtures, air conditioning unit replacement, major landscaping, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $56,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet replacements, and swimming pool upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the six months ended June 30, 2001, the Partnership completed approximately $43,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacements, water heater replacements, and cabinet upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $191,000 for capital improvements, consisting primarily of cabinet upgrades, air conditioning unit replacement, interior decoration, appliances, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the six months ended June 30, 2001, the Partnership completed approximately $38,000 of capital improvements at Patchen Place, consisting primarily of carpet replacements, office computers, air conditioning unit replacement, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $153,000 for capital improvements, consisting primarily of carpet and vinyl replacements, appliances and water conservation improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the six months ended June 30, 2001, the Partnership completed approximately $74,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacements, air conditioning unit replacement, interior decoration, appliances and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $183,000 for capital improvements, consisting primarily of air conditioning unit replacement, countertop replacements, carpet replacements, swimming pool improvements, parking lot improvements, exterior painting, appliances, structural improvements, and recreational facility upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the six months ended June 30, 2001, the Partnership completed approximately $19,000 of capital improvements at South Point, consisting primarily of carpet replacements and air conditioning unit replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $50,000 consisting primarily of cabinet upgrades and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,096,000 encumbering The Pines is fully amortized over 20 years. The mortgage indebtedness of $16,800,000 encumbering the remaining properties requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions from operations of approximately $1,133,000 (approximately $1,122,000 to the limited partners or $18.54 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $2,624,000 (approximately $2,598,000 to the limited partners or $42.93 per limited partnership unit) consisting of approximately $1,739,000 (approximately $1,722,000 to the limited partners or $28.45 per limited partnership unit) of cash from operations and approximately $885,000 (approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinance proceeds of The Pines Apartments and from refinancing proceeds in prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,211.67 limited partnership units in the Partnership representing 66.45% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.45% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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