Form 10QSB
period 2001-09-30
NATIONAL PROPERTY INVESTORS 7
filed 2001-11-13
CIK 732439

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                        NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001

Assets
   Cash and cash equivalents                                                 $  501
   Receivables and deposits                                                     573
   Restricted escrows                                                           382
   Other assets                                                                 613
   Investment properties:
       Land                                                  $  3,738
       Buildings and related personal property                 44,948
                                                               48,686
       Less accumulated depreciation                          (31,110)       17,576
                                                                           $ 19,645
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 116
   Tenant security deposit liabilities                                          107
   Accrued property taxes                                                       273
   Other liabilities                                                            300
   Mortgage notes payable                                                    22,871

Partners' Deficit:
   General partner                                            $ (343)
   Limited partners (60,517 units
      issued and outstanding)                                  (3,679)       (4,022)
                                                                           $ 19,645


                See Accompanying Notes to Financial Statements


b)
                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           2001         2000         2001         2000
Revenues:
  Rental income                          $ 1,819      $ 1,813       $ 5,469      $ 5,276
  Other income                                76           99           256          284
     Total revenues                        1,895        1,912         5,725        5,560

Expenses:
  Operating                                  792          681         2,243        2,100
  General and administrative                  88          146           343          397
  Depreciation                               505          508         1,536        1,481
  Interest                                   425          411         1,255        1,242
  Property taxes                             116          119           326          330
     Total expenses                        1,926        1,865         5,703        5,550

(Loss) income before extraordinary
  item                                       (31)          47            22           10
Extraordinary loss on early
  extinguishment of debt                     (68)          --           (68)          --

Net (loss) income                         $ (99)        $ 47         $ (46)       $ 10

Net (loss) income allocated to
  general partner (1%)                     $ (1)        $ --         $ --         $ --
Net (loss) income allocated to
  limited partners (99%)                     (98)          47           (46)          10

                                          $ (99)        $ 47         $ (46)       $ 10
Per limited partnership unit:
  (Loss) income before extraordinary
   item                                  $ (0.51)      $ 0.78       $ 0.35       $ 0.17
  Extraordinary loss on early
   extinguishment of debt                  (1.11)          --         (1.11)          --

Net (loss) income                        $ (1.62)      $ 0.78       $ (0.76)     $ 0.17

Distributions per limited
  partnership unit                       $ 26.65       $ 4.33       $ 45.19      $ 47.26

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 7

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2000                  60,517      $ (315)      $ (898)     $(1,213)

Distributions to partners                 --          (28)     (2,735)      (2,763)

Net loss for the nine months
   ended September 30, 2001               --           --         (46)         (46)

Partners' deficit at
   September 30, 2001                 60,517      $ (343)     $(3,679)     $(4,022)

                See Accompanying Notes to Financial Statements

d)

                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                              $ (46)       $ 10
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,536        1,481
     Amortization of loan costs                                      74           70
     Extraordinary loss on early extinguishment of debt              68           --
     Change in accounts:
      Receivables and deposits                                     (376)        (135)
      Other assets                                                  (51)         (30)
      Accounts payable                                              (26)         (75)
      Tenant security deposit liabilities                             7           (3)
      Accrued property taxes                                        221          206
      Other liabilities                                              13          (28)

        Net cash provided by operating activities                 1,420        1,496

Cash flows from investing activities:
  Property improvements and replacements                           (690)        (822)
  Net (deposits to) withdrawals from restricted escrows              (5)         125

        Net cash used in investing activities                      (695)        (697)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (72)         (60)
  Repayment of mortgage note payable                             (5,000)          --
  Proceeds from mortgage note payable                             7,000           --
  Loan costs paid                                                  (260)         (16)
  Distributions to partners                                      (2,763)      (2,889)

        Net cash used in financing activities                    (1,095)      (2,965)

Net decrease in cash and cash equivalents                          (370)      (2,166)
Cash and cash equivalents at beginning of period                    871        2,793

Cash and cash equivalents at end of period                       $ 501        $ 627

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,171      $ 1,145

                See Accompanying Notes to Financial Statements


e)

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following payments were made to the Managing General Partner and its affiliates during the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $282      $272
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       428       193
 Non-accountable reimbursement (included in general and
   administrative expenses)                                         91        91
 Partnership management fee (included in general and
   administrative expenses)                                         --        40

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $282,000 and $272,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $428,000 and $193,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in the total is approximately $243,000 and $6,000 in construction service reimbursements for the nine months ended September 30, 2001 and 2000, respectively.

In addition, in connection with the refinancing of the mortgage loan encumbering Northwoods I and II Apartments, the Partnership paid $70,000 in loan costs to an affiliate during the nine months ended September 30, 2001. No such loan costs were paid during the nine months ended September 30, 2000. These loan costs were capitalized, are included in other assets and are amortized as interest expense over the term of the loan.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for both of the nine month periods ended September 30, 2001 and 2000.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $40,000 during the nine months ended September 30, 2000 for such fees. The Managing General Partner was not entitled to receive a similar fee during the nine months ended September 30, 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,235.67 limited partnership units in the Partnership representing 66.49% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.49% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each unit acquired.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $2,763,000 (approximately $2,735,000 to the limited partners or $45.19 per limited partnership unit) to its partners. The distributions consisted of approximately $1,133,000 (approximately $1,122,000 to the limited partners or $18.54 per limited partnership unit) of cash from operations and approximately $1,630,000 (approximately $1,613,000 to the limited partners or $26.65 per limited partnership unit) of cash from the refinancing proceeds of Northwoods I and II Apartments in August 2001. During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $2,889,000 (approximately $2,860,000 to the limited partners or $47.26 per limited partnership unit) consisting of approximately $2,004,000 (approximately $1,984,000 to the limited partners or $32.78 per limited partnership unit) of cash from operations and approximately $885,000
(approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinancing proceeds of The Pines Apartments and from refinancing proceeds in prior years.

Note D - Refinancing of Mortgage Notes Payable

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan which matures on January 1, 2020 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 and $7,000 were capitalized during the nine months ended September 30, 2000 and 2001, respectively.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous debt. The new loan which matures on September 1, 2021 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $253,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $68,000 due to the write off of unamortized loan costs.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2001 and 2000:

                                                   Average Occupancy
                                                    2001       2000

      Fairway View II Apartments                    92%        93%
         Baton Rouge, Louisiana
      The Pines Apartments                          95%        97%
         Roanoke, Virginia
      Patchen Place Apartments                      88%        92%
         Lexington, Kentucky
      Northwoods I and II Apartments                94%        92%
         Pensacola, Florida
      South Point Apartments                        94%        91%
         Durham, North Carolina

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to increased competition in the area of the property. The Managing General Partner attributes the increase in occupancy at South Point Apartments to increased marketing efforts and decreased home purchases.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2001 was approximately $46,000 compared to net income of approximately $10,000 for the nine months ended September 30, 2000. The Registrant's net loss for the three months ended September 30, 2001 was approximately $99,000 as compared to net income of approximately $47,000 for the three months ended September 30, 2000. The decrease in net income for the nine months ended September 30, 2001 was due to the extraordinary loss on the early extinguishment of the debt encumbering Northwoods I and II Apartments and an increase in total expenses partially offset by an increase in total revenues. The decrease in net income for the three months ended September 30, 2001 was due to the extraordinary loss on the early extinguishment of the debt encumbering Northwoods I and II Apartments, an increase in total expenses, and a decrease in total revenues.

Total revenues increased for the nine months ended September 30, 2001 due to an increase in rental income which was partially offset by a decrease in other income. Total revenues decreased for the three months ended September 30, 2001 due to a decrease in other income which was partially offset by a slight increase in rental income. Rental income increased for the three and nine months ended September 30, 2001 primarily due to increased average rental rates at all of the Partnership's investment properties and increased occupancy at Northwoods I and II and South Point Apartments, which more than offset decreased occupancy at Fairway View II, The Pines, and Patchen Place Apartments and increased military discounts at South Point Apartments. In addition, concessions decreased at South Point, Fairway View II, Patchen Place, and Northwoods I and II
Apartments. The decrease in other income was primarily due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts held by the Partnership during 2001.

Total expenses increased for the nine months ended September 30, 2001 due to increases in depreciation, interest, and operating expenses which were partially offset by a decrease in general and administrative expenses. Total expenses increased for the three months ended September 30, 2001 due to increases in interest and operating expenses which were partially offset by a decrease in general and administrative expenses. Depreciation expense increased for the nine months ended September 30, 2001 due to property improvements and replacements completed during the last twelve months. Interest expense increased for the three and nine months ended September 30, 2001 due to the refinancing of Northwoods I and II Apartments in August 2001 which replaced the existing debt with a loan having a larger principal amount. Operating expenses increased for the three and nine months ended September 30, 2001 primarily due to increased natural  gas  bills at  Patchen  Place and The Pines  Apartments  and  increased insurance expense at all of the Partnership's properties. General and administrative expenses decreased for the three and nine months ended September 30, 2001 primarily due to decreased fees paid to the Managing General Partner in connection with the distributions from operations made during the nine months ended September 30, 2001, reduced legal fees, and a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The decreases were partially offset by increased professional fees required to manage the Partnership. Also included in general and administrative expenses at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $501,000 as compared to approximately $627,000 at September 30, 2000. Cash and cash equivalents decreased by approximately $370,000 from the Partnership's year ended December 31, 2000 due to approximately $1,095,000 of cash used in financing activities and approximately $695,000 of cash used in investing activities, which more than offset approximately $1,420,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering The Pines Apartments, the repayment of the mortgage encumbering Northwoods I and II Apartments, the payment of loan costs, and distributions to partners which was partially offset by the proceeds received from the refinancing of Northwoods I and II Apartments. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Fairway View II

During the nine months ended September 30, 2001, the Partnership completed approximately $148,000 of budgeted and non-budgeted capital improvements at Fairway View II, consisting primarily of carpet and vinyl replacements, plumbing fixtures, air conditioning unit replacement, major landscaping, and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $90,000 for capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet replacements, and swimming pool upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the nine months ended September 30, 2001, the Partnership completed approximately $191,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacements, plumbing upgrades, appliances, swimming pool upgrades and cabinet upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $263,000 for capital improvements, consisting primarily of cabinet upgrades, air conditioning unit replacement, interior decoration, appliances, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Patchen Place

During the nine months ended September 30, 2001, the Partnership completed approximately $108,000 of capital improvements at Patchen Place, consisting primarily of carpet replacements, office computers, air conditioning unit replacement, plumbing upgrades, structural improvements, and water heater replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $211,000 for capital improvements, consisting primarily of carpet and vinyl replacements, appliances, and water conservation improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the nine months ended September 30, 2001, the Partnership completed approximately $179,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacements, air conditioning unit replacement, plumbing fixtures, appliances and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $275,000 for capital improvements, consisting primarily of air conditioning unit replacement, countertop replacements, carpet, vinyl, and tile replacements, exterior painting, appliances, lighting improvements, wall coverings, and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Point

During the nine months ended September 30, 2001, the Partnership completed approximately $64,000 of capital improvements at South Point, consisting primarily of carpet replacements, appliances and air conditioning unit replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $79,000 consisting primarily of cabinet upgrades and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous debt. The new loan which matures on September 1, 2021 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $253,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $68,000 due to the write-off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,071,000 encumbering The Pines and $7,000,000 encumbering Northwoods I and II are scheduled to be fully amortized over 20 years. The mortgage indebtedness of $11,800,000 encumbering the remaining properties requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $2,763,000 (approximately $2,735,000 to the limited partners or $45.19 per limited partnership unit) to its partners. The distributions consisted of approximately $1,133,000 (approximately $1,122,000 to the limited partners or $18.54 per limited partnership unit) of cash from operations and approximately $1,630,000 (approximately $1,613,000 to the limited partners or $26.65 per limited partnership unit) of cash from the refinancing proceeds of Northwoods I and II Apartments in August 2001. During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $2,889,000 (approximately $2,860,000 to the limited partners or $47.26 per limited partnership unit) consisting of approximately $2,004,000 (approximately $1,984,000 to the limited partners or $32.78 per limited partnership unit) of cash from operations and approximately $885,000
(approximately $876,000 to the limited partners or $14.48 per limited partnership unit) of cash from the refinancing proceeds of The Pines Apartments and from refinancing proceeds in prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,235.67 limited partnership units in the Partnership representing 66.49% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.49% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.11, Multifamily Note dated August 31, 2001, by and between National Property Investors 7, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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



                                    NATIONAL PROPERTY INVESTORS 7


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                    EXHIBIT C

                                                        FHLMC Loan No. 002692805
                                                           Northwoods Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $7,000,000.00                                         As of August 30, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Seven Million and 00/100 Dollars (US $7,000,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Sixty Thousandths percent (7.060%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty Four Thousand Five Hundred Twenty Three and 32/100 Dollars (US $54,523.32), shall be payable on the first day of each month beginning on October 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on September 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    NATIONAL PROPERTY INVESTORS 7, LTD., a
                                       California limited partnership

                                    By: NPI Equity Investments, Inc., a Florida
                                        corporation, its general partner




                                        By: ___________________
                                           Patti K. Fielding
                                           Senior Vice President


                                   95-4106139
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF AUGUST, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.