Form 10KSB
period 2001-12-31
NATIONAL PROPERTY INVESTORS 7
filed 2002-03-26
CIK 732439

Form 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $7,749,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

National  Property   Investors  7  (the  "Partnership"  or  "Registrant")  is  a
California limited partnership formed in October 1983. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on December 20, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

From February 1984 through February 1985, the Partnership offered 100,000 limited partnership units at $500 per unit for an aggregate of $50,000,000 and sold 60,517 units providing net proceeds of $30,259,000, pursuant to a Registration Statement filed with the Securities and Exchange Commission. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase seven income producing residential real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. One property was sold and another was foreclosed on in 1994. The Registrant continues to own and operate the remaining five properties (see "Item 2. Description of Properties").

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

                        Carrying    Accumulated                            Federal
Properties               Value      Depreciation      Rate     Method     Tax Basis
                            (in thousands)                              (in thousands)

Fairway View II         $10,849       $ 6,417      5-27.5 yrs    S/L       $ 1,627
The Pines                 8,612         5,791      5-27.5 yrs    S/L         1,471
Patchen Place             9,235         6,765      5-27.5 yrs    S/L         1,726
Northwoods I & II        10,545         6,580      5-27.5 yrs    S/L         1,939
South Point               9,599         6,020      5-27.5 yrs    S/L         2,098
        Total           $48,840       $31,573                              $ 8,861

See "Item 7. Financial Statements, Note A" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                        Principal
                        Balance At                                         Balance
                       December 31,    Interest    Period    Maturity       Due At
Property                   2001          Rate     Amortized    Date      Maturity (2)
                      (in thousands)                                    (in thousands)

Fairway View II           $ 5,430       7.03%      20 yrs    12/01/21        $ --
The Pines                   4,047       7.97%      20 yrs    01/01/20           --
Patchen Place               3,000       7.33%        (1)     11/01/03        3,000
Northwoods I & II           6,960       7.06%      20 yrs    09/01/21           --
South Point                 4,600       7.33%        (1)     11/01/03        4,600
        Total             $24,037                                          $ 7,600

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous mortgage. The new loan matures on September 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $252,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $67,000 due to the write off of unamortized loan costs.

On November 30, 2001, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness of $4,200,000 with a new mortgage in the amount of $5,430,000. The interest rate on the new mortgage is 7.03% as compared to 7.33% on the previous mortgage. The new loan matures on December 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. In addition, the Partnership was required to establish a repair escrow of approximately $179,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $181,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $40,000 due to the write off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                     Average Annual                   Average
                                      Rental Rate                    Occupancy
                                       (per unit)
Property                          2001            2000           2001         2000

Fairway View II                  $6,956          $6,489           92%          93%
The Pines                         7,354           7,165           95%          97%
Patchen Place                     7,129           6,918           86%          93%
Northwoods I & II                 6,415           6,357           95%          93%
South Point                       8,863           8,520           95%          92%

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to increased home purchases and increased competition in the area of the property. The Managing General Partner attributes the increase in occupancy at South Point Apartments to increased marketing efforts.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                       2001            2001
                                      Billing          Rate
                                  (in thousands)

          Fairway View II              $ 52           11.68%
          The Pines                      74            1.12%
          Patchen Place                  50            0.96%
          Northwoods I & II             172            2.19%
          South Point                    96            1.26%

Capital Improvements

Fairway View II

During the year ended December 31, 2001, the Partnership completed approximately $176,000 of capital improvements at Fairway View II, consisting primarily of carpet and vinyl replacements, building replacement, air conditioning unit replacement, and structural improvements. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $61,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.
The Pines

During the year ended December 31, 2001, the Partnership completed approximately $259,000 of capital improvements at The Pines, consisting primarily of carpet and vinyl replacements, plumbing upgrades, appliances, swimming pool upgrades and cabinet replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,800. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Patchen Place

During the year ended December 31, 2001, the Partnership completed approximately $125,000 of capital improvements at Patchen Place, consisting primarily of carpet replacements, air conditioning unit replacements and plumbing upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the year ended December 31, 2001, the Partnership completed approximately $268,000 of capital improvements at Northwoods I & II, consisting primarily of carpet and vinyl replacements, air conditioning unit replacements, plumbing upgrades, appliances and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,000. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

South Point

During the year ended December 31, 2001, the Partnership completed approximately $73,000 of capital improvements at South Point, consisting primarily of carpet replacements, appliances and air conditioning unit replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to the vote of the unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units and sold 60,517 limited partnership units aggregating $30,259,000. At December 31, 2001, the Partnership had 1,164 holders of record owning an aggregate of 60,517 units. Affiliates of the Managing General Partner owned 40,365.67 units or 66.70% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00             $ 3,179 (1)            $52.00
       01/01/01 - 12/31/01               3,519 (2)             57.57

(1) Consists of approximately $2,294,000 of cash from operations and approximately $885,000 of cash from the refinancing proceeds of The Pines Apartments and from previously undistributed refinancing proceeds in prior years.

(2)   Consists  of   approximately   $1,133,000  of  cash  from  operations  and
      $2,386,000 of cash from the refinancing proceeds of Northwoods I and II and Fairway View II Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 40,365.67 limited partnership units in the Partnership representing 66.70% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.70% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote each unit acquired.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2001 was approximately $52,000 compared to net income of approximately $119,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 was due to the extraordinary loss on early extinguishment of debt related to the refinancing of the mortgages encumbering Northwoods I and II and Fairway View II Apartments as discussed in "Liquidity and Capital Resources" below. The Partnership's income before extraordinary item was approximately $159,000 and $119,000 for the years ended December 31, 2001 and 2000, respectively. The increase in income before extraordinary item was due to an increase in total revenues which was partially offset by an increase in total expenses.

Total revenues increased for the year ended December 31, 2001 due to an increase in rental income and a casualty gain at Fairway View II Apartments due to storm damage from a tropical storm in June 2001. Rental income increased primarily due to increased average rental rates at all of the Partnership's investment properties, increased occupancy at Northwoods I and II and South Point
Apartments and reduced concessions at Northwoods I and II and South Point Apartments, which more than offset decreased occupancy at Fairway View II, The Pines, and Patchen Place Apartments and increased military discounts at South Point Apartments. The casualty gain was the result of insurance proceeds of approximately $96,000 less the net book value of the damaged property of approximately $9,000. These increases were partially offset by a decrease in other income. The decrease in other income was primarily due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts held by the Partnership during 2001.

Total expenses increased for the year ended December 31, 2001 due to increases in depreciation, interest and operating expenses which were partially offset by a decrease in general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed during the last twelve months. Interest expense increased due to the refinancing of Northwoods I and II Apartments in August 2001 and Fairway View II in November 2001 which increased the average mortgage balance at these properties. Operating expenses increased primarily due to increased natural gas bills at Patchen Place and The Pines Apartments and increased insurance expense at all of the Partnership's properties. General and administrative expenses decreased primarily due to decreased fees paid to the Managing General Partner in connection with the distributions from operations made during the year ended December 31, 2001, reduced legal fees, and a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The decreases were partially offset by increased audit fees. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $912,000 as compared to approximately $871,000 at December 31, 2000. Cash and cash equivalents increased by approximately $41,000 from the Partnership's year ended December 31, 2000 due to approximately $1,874,000 of cash provided by operating activities, which was largely offset by approximately $967,000 of cash used in investing activities and approximately $866,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, the repayment of the mortgages encumbering Northwoods I and II and Fairway View II Apartments, the payment of loan costs and distributions to partners which was partially offset by the proceeds received from the refinancing of Northwoods I and II and Fairway View II Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan matures on January 1, 2020, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 and $8,000 were capitalized during the years ended December 31, 2000 and 2001, respectively.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous mortgage. The new loan matures on September 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $252,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $67,000 due to the write off of unamortized loan costs.

On November 30, 2001, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness of $4,200,000 with a new mortgage in the amount of $5,430,000. The interest rate on the new mortgage is 7.03% as compared to 7.33% on the previous mortgage. The new loan matures on December 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. In addition, the Partnership was required to establish a repair escrow of approximately $179,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $181,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $40,000 due to the write off of unamortized loan costs.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $16,437,000 encumbering The Pines, Northwoods I and II and Fairway View II Apartments is scheduled to be fully amortized over 20 years with maturity dates from January 2020 to December 2021. The mortgage indebtedness of $7,600,000 encumbering the remaining properties requires interest only payments with balloon payments due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $3,519,000 (approximately $3,484,000 to the limited partners or $57.57 per limited partnership unit) to its partners. The distributions consisted of approximately $1,133,000 (approximately $1,122,000 to the limited partners or $18.54 per limited partnership unit) of cash from operations and approximately $2,386,000 (approximately $2,362,000 to the limited partners or $39.03 per limited partnership unit) of cash from the refinancing proceeds of Northwoods I and II and Fairway View II Apartments. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $3,179,000 (approximately $3,147,000 to the limited partners or $52.00 per limited partnership unit) consisting of approximately $2,294,000 (approximately $2,271,000 to the limited partners or $37.53 per limited partnership unit) of cash from operations and approximately $885,000
(approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinancing proceeds of The Pines Apartments and from previously undistributed refinancing proceeds in prior years. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 40,365.67 limited partnership units in the Partnership representing 66.70% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.70% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

ITEM 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                        NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   912
   Receivables and deposits                                                      429
   Restricted escrows                                                            539
   Other assets                                                                  691
   Investment properties (Notes B and E):
      Land                                                    $ 3,738
      Buildings and related personal property                   45,102
                                                                48,840
      Less accumulated depreciation                            (31,573)       17,267

                                                                            $ 19,838
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 109
   Tenant security deposit liabilities                                           108
   Other liabilities                                                             264
   Mortgage notes payable (Note B)                                            24,037

Partners' Deficit
   General partner                                             $ (349)
   Limited partners (60,517 units issued and
      outstanding)                                              (4,331)       (4,680)

                                                                            $ 19,838

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                   2001         2000
Revenues:
   Rental income                                                  $ 7,303      $ 7,151
   Other income                                                       359          372
   Casualty gain (Note G)                                              87           --
      Total revenues                                                7,749        7,523

Expenses:
   Operating                                                        2,958        2,774
   General and administrative                                         454          541
   Depreciation                                                     2,047        1,989
   Interest                                                         1,703        1,666
   Property taxes                                                     428          434
      Total expenses                                                7,590        7,404

Income before extraordinary item                                      159          119

Extraordinary loss on early extinguishment of debt (Note B)          (107)          --

Net income (Note C)                                                $ 52         $ 119

Net income allocated to general partner (1%)                        $ 1          $ 1

Net income allocated to limited partners (99%)                         51          118

                                                                   $ 52         $ 119

Per limited partnership unit:
   Income before extraordinary item                               $ 2.59       $ 1.95
   Extraordinary loss on early extinguishment of debt               (1.75)          --

   Net income                                                     $ 0.84       $ 1.95

Distributions per limited partnership unit                        $ 57.57      $ 52.00

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            60,517        $ 1       $30,259    $30,260

Partners' (deficit) capital at
  December 31, 1999                       60,517       $ (284)    $ 2,131    $ 1,847

Distributions to partners                     --          (32)     (3,147)    (3,179)

Net income for the year ended
  December 31, 2000                           --            1         118        119

Partners' deficit at
  December 31, 2000                       60,517         (315)       (898)    (1,213)

Distributions to partners                     --          (35)     (3,484)    (3,519)

Net income for the year ended
  December 31, 2001                           --            1          51         52

Partners' deficit at
  December 31, 2001                       60,517       $ (349)    $(4,331)   $(4,680)

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Years Ended December 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net income                                                     $ 52         $ 119
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   2,047        1,989
   Amortization of loan costs                                        95           98
   Casualty gain                                                    (87)          --
   Extraordinary loss on early extinguishment of debt               107           --
   Change in accounts:
      Receivables and deposits                                     (232)         140
      Other assets                                                   (8)         (20)
      Accounts payable                                              (33)         (24)
      Tenant security deposit liabilities                             8           (7)
      Accrued property taxes                                        (52)         (15)
      Other liabilities                                             (23)         (14)

          Net cash provided by operating activities               1,874        2,266

Cash flows from investing activities:
  Property improvements and replacements                           (901)        (981)
  Net (deposits to) withdrawals from restricted escrows            (162)          70
  Insurance proceeds received                                        96           --

          Net cash used in investing activities                    (967)        (911)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (136)         (82)
  Repayment of mortgage notes payable                            (9,200)          --
  Proceeds from mortgage notes payable                           12,430           --
  Loan costs paid                                                  (441)         (16)
  Distributions to partners                                      (3,519)      (3,179)

          Net cash used in financing activities                    (866)      (3,277)
            activities

Net increase (decrease) in cash and cash equivalents                 41       (1,922)

Cash and cash equivalents at beginning of year                      871        2,793

Cash and cash equivalents at end of year                         $ 912        $ 871

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,592      $ 1,537

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2001, the Partnership operates five residential apartment complexes located throughout the southeastern United States.

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

Accordingly, net income as shown in the statements of operations and changes in partner's (deficit) capital for 2001 and 2000 was allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $815,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Restricted Escrows:

      Capital Reserve: At the time of the refinancing of the mortgage encumbering Fairway View II Apartments, approximately $179,000 of the proceeds were designated for certain capital improvements. At December 31, 2001, the escrow balance is unchanged at approximately $179,000.

      Replacement Reserve: A replacement reserve account is maintained for Patchen Place Apartments and Southpoint Apartments. Each property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of these accounts at December 31, 2001, is approximately $360,000 which includes interest. There were similar replacement reserve accounts maintained for Fairway View II and Northwoods I & II Apartments. Upon the refinancing of the mortgages encumbering these two properties during the year ended December 31, 2001, the balance remaining in these accounts was returned to the property by the mortgage lender.

Loan Costs: Loan costs of approximately $815,000, less accumulated amortization of approximately $222,000, are included in other assets and are being amortized over the lives of the related loans.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $84,000 and $102,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest    Maturity      Due At
Property                  2001        Interest      Rate        Date       Maturity
                            (in thousands)                              (in thousands)

Fairway View II          $ 5,430        $ 42        7.03%     12/01/21       $   --
The Pines                  4,047          35        7.97%     01/01/20           --
Patchen Place (1)          3,000          18        7.33%     11/01/03        3,000
Northwoods I & II          6,960          55        7.06%     09/01/21           --
South Point (1)            4,600          28        7.33%     11/01/03        4,600
        Total            $24,037       $ 178                                $ 7,600

(1) The mortgages encumbering Patchen Place Apartments and South Point Apartments require interest-only payments.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. The refinancing replaced indebtedness of approximately $3,406,000 with a new mortgage in the amount of $4,225,000. The interest rate on the new mortgage is 7.97% as compared to 8.56% on the previous debt. The new loan matures on January 1, 2020, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $88,000 during the year ended December 31, 1999. Additional loan costs of approximately $16,000 and $8,000 were capitalized during the years ended December 31, 2000 and 2001, respectively.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous mortgage. The new loan matures on September 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $252,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $67,000 due to the write off of unamortized loan costs.

On November 30, 2001, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness of $4,200,000 with a new mortgage in the amount of $5,430,000. The interest rate on the new mortgage is 7.03% as compared to 7.33% on the previous mortgage. The new loan matures on December 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. In addition, the Partnership was required to establish a repair escrow of approximately $179,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $181,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $40,000 due to the write off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   401
                               2003               8,032
                               2004                 464
                               2005                 499
                               2006                 537
                            Thereafter           14,104

                               Total            $24,037

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands, except per unit data):

                                              2001         2000
Net income as reported                        $ 52         $ 119
Add (deduct):
  Depreciation differences                       84          (92)
  Other                                         (18)         (89)

Federal taxable income (loss)                 $ 118        $ (62)

Federal taxable income (loss) per
  limited partnership unit                   $ 1.93       $(1.02)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2001
Net liabilities as reported                    $(4,680)
Land and buildings                              (1,549)
Accumulated depreciation                        (6,857)
Syndication and distribution costs               3,555
Prepaid rent                                        20
Other                                              209

Net liabilities - Federal tax basis            $(9,302)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and its affiliates during the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $379       $366
Reimbursement for services of affiliates
  (included in investment properties and operating
  and general and administrative expenses)                539        256
Non-accountable reimbursement (included in general
  and administrative expenses)                             91         91
Partnership management fee (included in general
  and administrative expenses)                             --         93
Loan costs (included in other assets)                     124         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $379,000 and $366,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $539,000 and $256,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $269,000 and $7,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In connection with the refinancing of the mortgage loans encumbering Northwoods I and II and Fairway View Apartments, the Partnership paid $124,000 in loan costs to an affiliate during the year ended December 31, 2001. No such loan costs were paid in 2000. These loan costs are included in other assets and are amortized as interest expense over the term of the loans.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in such reimbursements for both of the years ended December 31, 2001 and 2000.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $93,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar fee during the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,365.67 limited partnership units in the Partnership representing 66.70% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.70% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Note E - Real Estate and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)

                                                      Buildings           Cost
                                                     and Related       Capitalized
                                                       Personal       Subsequent to
Description             Encumbrances       Land        Property        Acquisition
                       (in thousands)                                (in thousands)

Fairway View II           $ 5,430        $ 1,086       $ 8,788            $ 975
The Pines                   4,047            579         6,521             1,512
Patchen Place               3,000            706         6,409             2,120
Northwoods I & II           6,960            478         7,919             2,148
South Point                 4,600            859         7,686             1,054
Totals                    $24,037        $ 3,708       $37,323           $ 7,809


                      Gross Amount at Which
                             Carried
                      At December 31, 2001
                         (in thousands)

                            Buildings
                           And Related
                            Personal            Accumulated     Year of      Date    Depreciable
Description         Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                               (in thousands)
Fairway View II    $ 1,094   $ 9,755   $10,849    $ 6,417         1981       11/84     5-27.5
The Pines              584     8,028     8,612      5,791         1978       04/85     5-27.5
Patchen Place          714     8,521     9,235      6,765         1971       07/85     5-27.5
Northwoods I & II      483    10,062    10,545      6,580         1981       07/85     5-27.5
South Point            863     8,736     9,599      6,020         1980       03/86     5-27.5
Total              $ 3,738   $45,102   $48,840    $31,573

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                   2001         2000
                                                    (in thousands)
Investment Properties
Balance at beginning of year                     $47,996      $47,015
  Property improvements                              901          981
  Property dispositions from casualty                (57)          --
Balance at end of year                           $48,840      $47,996

Accumulated Depreciation
Balance at beginning of year                     $29,574      $27,585
  Additions charged to expense                     2,047        1,989
  Property dispositions from casualty                (48)          --
Balance at end of year                           $31,573      $29,574

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $47,291,000 and $46,490,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $38,430,000 and $36,467,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $3,519,000 (approximately $3,484,000 to the limited partners or $57.57 per limited partnership unit) to its partners. The distributions consisted of approximately $1,133,000 (approximately $1,122,000 to the limited partners or $18.54 per limited partnership unit) of cash from operations and approximately $2,386,000 (approximately $2,362,000 to the limited partners or $39.03 per limited partnership unit) of cash from the refinancing proceeds of Northwoods I and II and Fairway View II Apartments. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $3,179,000 (approximately $3,147,000 to the limited partners or $52.00 per limited partnership unit) consisting of approximately $2,294,000 (approximately $2,271,000 to the limited partners or $37.53 per limited partnership unit) of cash from operations and approximately $885,000
(approximately $876,000 to the limited partners or $14.47 per limited partnership unit) of cash from the refinancing proceeds of The Pines Apartments and from previously undistributed refinancing proceeds in prior years.

At December 31, 2001 total undistributed refinancing proceeds were approximately $242,000.

Note G - Casualty Gain

In June 2001, Fairway View II Apartments had wind and storm damage from a tropical storm which affected 11 units. Insurance proceeds of approximately $96,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $87,000 for the year ended December 31, 2001 which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated destroyed assets.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The present executive officers and directors of the Managing General Partner are listed below:

         Name                 Age    Position

         Patrick J. Foye       44    Executive Vice President and Director

         Martha L. Long        42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $60,000 and non-audit services (principally tax-related) of approximately $31,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership, as of December 31, 2001.

                                       Amount and Nature
        Name of Beneficial Owner      of Beneficial Owner     % of Class

        Insignia Properties, LP            25,399.00            41.97%
          (an affiliate of AIMCO)
        AIMCO Properties, LP               14,966.67            24.73%
          (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)

Property management fees                                 $379       $366
Reimbursement for services of affiliates                  539        256
Non-accountable reimbursement                              91         91
Partnership management fee                                 --         93
Loan costs                                                124         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $379,000 and $366,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $539,000 and $256,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $269,000 and $7,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In connection with the refinancing of the mortgage loans encumbering Northwoods I and II and Fairway View Apartments, the Partnership paid $124,000 in loan costs to an affiliate during the year ended December 31, 2001. No such loan costs were paid in 2000. These loan costs are included in other assets and are amortized as interest expense over the term of the loans.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in such reimbursements for both of the years ended December 31, 2001 and 2000.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $93,000 during the year ended December 31, 2000 for such fees. The Managing General Partner was not entitled to receive a similar fee during the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,365.67 limited partnership units in the Partnership representing 66.70% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.70% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit  10.12,  Multifamily  Note dated  November 30, 2001,  by and between National Property Investors 7, a California Limited Partnership and GMAC Commercial Mortgage Corporation, a California corporation relating to Fairway View II Apartments.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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

10.3 Property Management Agreement dated June 21, 1991, by and between the Registrant and NPI Management incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. (7)

10.4 Multifamily Note and Addendum, dated January 4, 1994, made by the Registrant for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (8)

10.5 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (8)

10.6 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments. (9)

10.7 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments. (9)

10.8 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments. (9)

10.9 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments. (9)

10.10 Multifamily Note dated December 9, 1999, by and between National Property Investors 7, a California limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (10)

10.11             Multifamily  Note  dated  August  31,  2001,  by  and  between
                  National Property Investors 7, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation relating to Northwoods I and II Apartments. Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

10.12 Multifamily Note dated November 30, 2001, by and between National Property Investors 7, a California Limited Partnership and GMAC Commercial Mortgage Corporation, a California corporation relating to Fairway View II Apartments.

16 Letter dated November 10, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, incorporated by reference to Exhibit 16 filed with Registrant's Current Report on Form 8-K dated November 10, 1998.

-------------

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

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1999.

                                                       FHLMC Loan No. 002692473
                                                      Fairway View Apartments II

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $5,430,000.00                                       As of November 30, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Four Hundred Thirty Thousand and 00/100 Dollars (US $5,430,000.00), with interest on the unpaid principal balance at the annual rate of seven and three hundredths percent (7.03%).

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Forty Two Thousand One Hundred Ninety-Six and 57/100 Dollars (US $42,196.57), shall be payable on the first day of each month beginning on January 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on December 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

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

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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


                       [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    NATIONAL PROPERTY INVESTORS 7, a California limited partnership

                                   By: NPI Equity Investments, Inc., a Florida corporation, its general partner




                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President


                                  13-3230613
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF NOVEMBER, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:  _______________________________
    Robert D. Falese, III
    Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following  modifications are made to the text of the Note that precedes this
Exhibit:

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