Form 10QSB
period 2002-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2002-05-14
CIK 732439

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                        NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                     (in thousands, except per unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $ 1,573
   Receivables and deposits                                                     254
   Restricted escrows                                                           539
   Other assets                                                                 753
   Investment properties:
       Land                                                  $ 3,738
       Buildings and related personal property                 45,284
                                                               49,022
       Less accumulated depreciation                          (32,088)       16,934
                                                                           $ 20,053
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 142
   Tenant security deposit liabilities                                          113
   Accrued property taxes                                                        91
   Other liabilities                                                            442
   Mortgage notes payable                                                    23,939

Partners' Deficit:
   General partner                                            $ (349)
   Limited partners (60,517 units
      issued and outstanding)                                  (4,325)       (4,674)
                                                                           $ 20,053


                See Accompanying Notes to Financial Statements

b)

                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                              Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
   Rental income                                              $1,782        $1,828
   Other income                                                  128            85
       Total revenues                                          1,910         1,913

Expenses:
   Operating                                                     735           777
   General and administrative                                     86           154
   Depreciation                                                  515           514
   Interest                                                      456           415
   Property taxes                                                112           104
       Total expenses                                          1,904         1,964

Net income (loss)                                              $ 6           $ (51)

Net income (loss) allocated to general partner (1%)            $ --          $ (1)

Net income (loss) allocated to limited partners (99%)              6           (50)

                                                               $ 6           $ (51)

Net income (loss) per limited partnership unit                $ 0.10        $(0.83)

Distributions per limited partnership unit                     $ --         $11.80

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 7

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                     (in thousands, except per unit data)


                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions        60,517         $ 1        $30,259       $30,260

Partners' deficit at
   December 31, 2001                  60,517        $ (349)     $(4,331)      $(4,680)

Net income for the three months
   ended March 31, 2002                   --            --            6             6

Partners' deficit at
   March 31, 2002                     60,517        $ (349)     $(4,325)      $(4,674)

                See Accompanying Notes to Financial Statements


d)

                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income (loss)                                               $ 6         $ (51)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   515          514
     Amortization of loan costs                                      19           25
     Change in accounts:
      Receivables and deposits                                      175          (22)
      Other assets                                                  (81)         (47)
      Accounts payable                                               33            7
      Tenant security deposit liabilities                             5            2
      Accrued property taxes                                         91           48
      Other liabilities                                             178          (10)
        Net cash provided by operating activities                   941          466

Cash flows from investing activities:
  Property improvements and replacements                           (182)         (94)
  Net withdrawals from restricted escrows                            --            1
        Net cash used in investing activities                      (182)         (93)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (98)         (23)
  Loan costs paid                                                    --           (7)
  Distributions to partners                                          --         (721)
        Net cash used in financing activities                       (98)        (751)

Net increase (decrease) in cash and cash equivalents                661         (378)

Cash and cash equivalents at beginning of period                    912          871

Cash and cash equivalents at end of period                      $ 1,573       $ 493

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 438        $ 390

                See Accompanying Notes to Financial Statements


e)

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $94,000 and $93,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $80,000 and $63,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in the total is approximately $12,000 in construction service reimbursements for the three months ended March 31, 2002. There were no such reimbursements for the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received no reimbursements for the three months ended March 31, 2002 and received approximately $71,000 in reimbursements for the three months ended March 31, 2001.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2002 or 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2002 and 2001:

                                                   Average Occupancy
                                                    2002       2001

      Fairway View II Apartments                    90%        91%
         Baton Rouge, Louisiana
      The Pines Aparments                           92%        96%
         Roanoke, Virginia
      Patchen Place Apartments                      80%        91%
         Lexington, Kentucky
      Northwoods I and II Apartments                95%        95%
         Pensacola, Florida
      South Point Apartments                        94%        93%
         Durham, North Carolina

The Managing General Partner attributes the decrease in occupancy at The Pines Apartments to a decrease in employment transfers to the area by local employers, and an increase in home purchases due to lower interest rates. The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to an increase in new apartment communities recently built in the area. Management is implementing new marketing strategies to make Patchen Place more competitive within its market.

Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $6,000 compared to a net loss of approximately $51,000 for the three months ended March 31, 2001. The increase in net income was due to a decrease in total expenses which was slightly offset by a decrease in total revenues.

Total expenses decreased for the three months ended March 31, 2002 due to decreases in operating and general and administrative expenses which were partially offset by an increase in interest expense. Operating expenses decreased primarily due to decreased gas bills at The Pines and Patchen Place Apartments and decreased maintenance expenses at Patchen Place, Northwoods I and II, and South Point Apartments. These decreases were partially offset by increased hazard insurance expense at all of the Partnership's properties. General and administrative expenses decreased due to reduced fees paid to the Managing General Partner in connection with distributions made from operations. Also included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense increased due to the refinancings of Northwoods I and II Apartments in August 2001 and Fairway View II Apartments in November 2001 which increased the average debt balance at these two properties.

Total revenues decreased slightly for the three months ended March 31, 2002 due to a decrease in rental income largely offset by an increase in other income. Rental income decreased primarily due to decreases in occupancy at The Pines, Fairway View II and Patchen Place Apartments, decreases in subsidized rent at Fairway View II which more than offset increased average rental rates at Fairway View II and decreased concessions at Fairway View II and South Point Apartments. The increase in other income was primarily due to increased utility reimbursements at The Pines and Northwoods I and II Apartments and increased cable TV revenue at all of the Partnership's properties except Patchen Place Apartments. These increases were partially offset by reduced interest income as a result of lower interest rates on interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,573,000 as compared to approximately $493,000 at March 31, 2001. Cash and cash equivalents increased by approximately $661,000 from the Partnership's year ended December 31, 2001 due to approximately $941,000 of cash provided by operating activities, which more than offset approximately $98,000 of cash used in financing activities and approximately $182,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fairway View II, The Pines and Northwoods I and II Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Fairway View II

During the three months ended March 31, 2002, the Partnership completed approximately $25,000 of capital improvements at Fairway View II Apartments, consisting primarily of building improvements. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $69,000 consisting primarily of air conditioning unit replacement, appliances, floor covering replacements, and window treatments. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Pines

During the three months ended March 31, 2002, the Partnership completed approximately $28,000 of capital improvements at The Pines Apartments, consisting primarily of floor covering replacements, office equipment, and cabinetry upgrades. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $78,000 consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Patchen Place

During the three months ended March 31, 2002, the Partnership completed approximately $28,000 of capital improvements at Patchen Place Apartments, consisting primarily of office equipment, floor covering replacements, plumbing upgrades, water heater replacements, fitness equipment and wall covering improvements. These improvements were funded from operating cash flow and replacement reserves. For 2002, the amount budgeted for capital improvements is approximately $137,000 consisting primarily of plumbing upgrades, floor covering replacements, air conditioning unit replacements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the three months ended March 31, 2002, the Partnership completed approximately $41,000 of capital improvements at Northwoods I & II Apartments, consisting primarily of floor covering replacements, appliances, and structural improvements. These improvements were funded from operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $135,000
consisting  primarily  of  fitness  equipment,   floor  covering   replacements,
structural improvements, swimming pool improvements, appliances, plumbing upgrades, and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

South Point

During the three months ended March 31, 2002, the Partnership completed approximately $60,000 of capital improvements at South Point Apartments, consisting primarily of floor covering replacements, appliances, office equipment, air conditioning unit replacements and water submetering. These improvements were funded from Partnership reserves and operating cash flow. For 2002, the amount budgeted for capital improvements is approximately $105,000 consisting primarily of fitness equipment, floor covering replacements, appliances, air conditioning unit replacements, and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,939,000 has maturity dates ranging from November 1, 2003 to December 1, 2021. The mortgage indebtedness of approximately $16,339,000 that was refinanced during 2000 and 2001 requires monthly payments until the loans mature between January 2020 and December 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $7,600,000 requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 721            $11.80

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 40,365.67 limited partnership units in the Partnership representing 66.70% of the outstanding units. A number of these units were acquired pursuant to tender offers made by affiliates of the Managing General Partner, AIMCO, or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.70% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 units (approximately 41.97%), had agreed for the benefit of non-tendering unit holders, that it would vote its units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         None.

      b) Reports on Form 8-K filed during the three months ended March 31, 2002:

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