Form 10QSB
period 2002-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2002-08-14
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                     (in thousands, except per unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 414
   Receivables and deposits                                                     355
   Restricted escrows                                                           572
   Other assets                                                                 702
   Investment properties:
       Land                                                  $ 3,738
       Buildings and related personal property                 45,455
                                                               49,193
       Less accumulated depreciation                          (32,614)       16,579
                                                                           $ 18,622
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 129
   Tenant security deposit liabilities                                          127
   Accrued property taxes                                                       165
   Other liabilities                                                            317
   Mortgage notes payable                                                    23,840

Partners' Deficit:
   General partner                                            $ (362)
   Limited partners (60,517 units
      issued and outstanding)                                  (5,594)       (5,956)
                                                                           $ 18,622


                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2002         2001          2002         2001
Revenues:
  Rental income                     $ 1,797       $ 1,822      $ 3,579       $ 3,650
  Other income                          138            95          266           180
     Total revenues                   1,935         1,917        3,845         3,830

Expenses:
  Operating                             689           674        1,424         1,451
  General and administrative            167           101          253           255
  Depreciation                          526           517        1,041         1,031
  Interest                              455           415          911           830
  Property taxes                        113           106          225           210
     Total expenses                   1,950         1,813        3,854         3,777

Net (loss) income                    $ (15)        $ 104         $ (9)        $ 53

Net (loss) income allocated to
  general partner (1%)                $ --          $ 1          $ --          $ 1
Net (loss) income allocated to
  limited partners (99%)                (15)          103           (9)           52

                                     $ (15)        $ 104         $ (9)        $ 53

Net (loss) income per limited
  partnership unit                  $ (0.25)      $ 1.70       $ (0.15)      $ 0.86

Distributions per limited
  partnership unit                  $ 20.72       $ 6.74       $ 20.72       $ 18.54

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2001                  60,517      $ (349)     $(4,331)     $(4,680)

Distributions to partners                 --          (13)     (1,254)      (1,267)

Net loss for the six months
   Ended June 30, 2002                    --           --          (9)          (9)

Partners' deficit at
   June 30, 2002                      60,517      $ (362)     $(5,594)     $(5,956)

                See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                               $ (9)       $ 53
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,041        1,031
     Amortization of loan costs                                      38           50
     Change in accounts:
      Receivables and deposits                                       74         (113)
      Other assets                                                  (38)         (10)
      Accounts payable                                              (21)         (70)
      Tenant security deposit liabilities                            19            5
      Accrued property taxes                                        165          105
      Other liabilities                                              53          186
        Net cash provided by operating activities                 1,322        1,237

Cash flows from investing activities:
  Property improvements and replacements                           (312)        (209)
  Net deposits to restricted escrows                                (33)         (48)
        Net cash used in investing activities                      (345)        (257)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (197)         (47)
  Loan costs paid                                                   (11)          (7)
  Distributions to partners                                      (1,267)      (1,133)
        Net cash used in financing activities                    (1,475)      (1,187)

Net decrease in cash and cash equivalents                          (498)        (207)

Cash and cash equivalents at beginning of period                    912          871

Cash and cash equivalents at end of period                       $ 414        $ 664

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 873        $ 780

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                       $ 41        $ --

                See Accompanying Notes to Financial Statements


e)

                        NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $188,000 and $189,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $148,000 and $124,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative and operating expenses and investment properties. Included in the total is approximately $19,000 in construction service reimbursements for the six months ended June 30, 2002. There were no such reimbursements for the six months ended June 30, 2001. The construction management service fees are calculated based on a percentage of additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for both the six month periods ended June 30, 2002 and 2001, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2002 or 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2002 and 2001:

                                                   Average Occupancy
                                                    2002       2001

      Fairway View II Apartments                    92%        91%
         Baton Rouge, Louisiana
      The Pines Apartments                          94%        96%
         Roanoke, Virginia
      Patchen Place Apartments                      83%        90%
         Lexington, Kentucky
      Northwoods I and II Apartments                96%        93%
         Pensacola, Florida
      South Point Apartments                        92%        94%
         Durham, North Carolina

The Managing General Partner attributes the decrease in occupancy at Patchen Place Apartments to an increase in new apartment communities recently built in the area. Management is implementing new marketing strategies to make Patchen Place more competitive within its market. The Managing General Partner attributes the increase in occupancy at Northwoods I and II Apartments to the completion of a road expansion project which increased new prospect traffic as well as the property's curb appeal.

Results of Operations

The Registrant's net loss for the six months ended June 30, 2002 was approximately $9,000 compared to net income of approximately $53,000 for the six months ended June 30, 2001. The Registrant's net loss for the three months ended June 30, 2002 was approximately $15,000 as compared to net income of approximately $104,000 for the three months ended June 30, 2001. The decrease in net income for the three and six months ended June 30, 2002 was due to an increase in total expenses which was partially offset by an increase in total revenues.

Total expenses increased for the six months ended June 30, 2002 due to increases in depreciation, interest and property tax expenses which were partially offset by a decrease in operating expenses. Total expenses increased for the three months ended June 30, 2002 due to increases in interest, operating, and general and administrative expenses. Depreciation expense increased for the six months ended June 30, 2002 due to property improvements and replacements completed during the last twelve months. Interest expense increased for the three and six months ended June 30, 2002 due to the refinancings of Northwoods I and II Apartments in August 2001 and Fairway View II Apartments in November 2001 which increased the average debt balance at these two properties. Property tax expense increased for the six months ended June 30, 2002 due to the timing of the receipt of the tax bills at Fairway View II and South Point Apartments which affected the tax accruals recorded for the respective periods. Operating expenses decreased for the six months ended June 30, 2002 primarily due to decreased gas bills at The Pines and Patchen Place Apartments, decreased employee salaries at Patchen Place Apartments, and decreased maintenance expenses at Northwoods I and II and South Point Apartments. These decreases were partially offset by increased insurance expense at all of the Partnership's properties. Operating expenses increased for the three months ended June 30, 2002 primarily due to increased insurance expenses partially offset by reduced property expenses. Insurance expense increased due to an increase in insurance premiums at all of the Partnership's properties. Property expenses decreased due to reduced utility charges primarily at Patchen Place and The Pines Apartments and reduced payroll and related benefits primarily at Patchen Place Apartments. General and administrative expenses remained relatively constant for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses increased for the three months ended June 30, 2002 due to the timing of fees paid to the Managing General Partner in connection with distributions made from operations. Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are management reimbursement to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased for the three and six month periods ended June 30, 2002 due to an increase in other income partially offset by a decrease in rental income. Other income increased for the three and six month periods ended June 30, 2002 primarily due to increased utility reimbursements at The Pines and Northwoods I and II Apartments and increased late charges and increased cable television revenue at all of the Partnership's properties. These increases were partially offset by reduced interest income as a result of lower interest rates on interest bearing accounts. Rental income decreased for the three and six month periods ended June 30, 2002 primarily due to decreases in occupancy at The Pines, Patchen Place and South Point Apartments and decreases in average rental rates at Patchen Place and South Point Apartments partially offset by a decrease in concessions at Fairway View II, Patchen Place and South Point Apartments and an increase in average rental rates at Fairway View II Apartments.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $414,000 as compared to approximately $664,000 at June 30, 2001. Cash and cash equivalents decreased by approximately $498,000 from the Partnership's year ended December 31, 2001 due to approximately $1,475,000 of cash used in financing activities and approximately $345,000 of cash used in investing activities, which more than offset approximately $1,322,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering Fairway View II, The Pines and Northwoods I and II Apartments and loan costs paid for South Point Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Fairway View II

During the six months ended June 30, 2002, the Partnership completed approximately $32,000 of capital improvements at Fairway View II, consisting primarily of floor covering replacements, air conditioning unit replacements, and building improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $155,000 for capital improvements, consisting primarily of air conditioning unit replacements, appliances, floor covering replacements, and window treatments. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Pines

During the six months ended June 30, 2002, the Partnership completed approximately $53,000 of capital improvements at The Pines, consisting primarily of floor covering replacements, appliances, air conditioning unit replacements, and cabinet upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $79,000 for capital improvements, consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Patchen Place

During the six months ended June 30, 2002, the Partnership completed approximately $84,000 of capital improvements at Patchen Place, consisting primarily of floor covering replacements, appliances, air conditioning unit replacements, and parking lot upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $141,000 for capital improvements, consisting primarily of floor covering replacements, appliances, air conditioning unit replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the six months ended June 30, 2002, the Partnership completed approximately $83,000 of capital improvements at Northwoods I & II, consisting primarily of floor covering replacements, appliances, and fitness equipment. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $138,000 for capital improvements, consisting primarily of air conditioning unit replacements, fitness equipment, floor covering replacements, swimming pool improvements, appliances, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

South Point

During the six months ended June 30, 2002, the Partnership completed approximately $101,000 of capital improvements at South Point, consisting primarily of floor covering replacements, appliances, water submetering and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $118,000 consisting primarily of air conditioning unit replacements, appliances, fitness equipment, water submetering and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,840,000 has maturity dates ranging from November 1, 2003 to December 1, 2021. The mortgage indebtedness of approximately $16,240,000 that was refinanced during 2000 and 2001 requires monthly payments until the loans mature between January 2020 and December 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $7,600,000 requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $1,267           $20.72           $1,133           $18.54

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,879.67 limited partnership units in the Partnership representing 70.86% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $114.00 per unit expired. Pursuant to this offer, AIMCO acquired 1,242 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.86% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4(a), Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated July 5, 1978, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-599991).

                  Exhibit   3.4(b),   Amendments   to   Agreement   of   Limited
                  Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership, dated July 2, 1981.

                  Exhibit   3.4(c),   Amendments   to   Agreement   of   Limited
                  Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership, dated April 3, 1991.

                  Exhibit 3.4(d), Amendments to the Agreement of Limited Partnership, incorporated by reference to the Statement Furnished in Connection with the Solicitation of Consents of the Partnership dated August 28, 1992.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    NATIONAL PROPERTY INVESTORS 7


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.