Form 10QSB
period 2002-09-30
NATIONAL PROPERTY INVESTORS 7
filed 2002-11-14
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  567
   Receivables and deposits                                                     290
   Restricted escrows                                                           583
   Other assets                                                                 646
   Investment properties:
       Land                                                  $ 3,738
       Buildings and related personal property                 45,652
                                                               49,390
       Less accumulated depreciation                          (33,132)       16,258
                                                                           $ 18,344
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 72
   Tenant security deposit liabilities                                          130
   Accrued property taxes                                                       276
   Other liabilities                                                            452
   Mortgage notes payable                                                    23,738

Partners' Deficit:
   General partner                                            $ (366)
   Limited partners (60,517 units
      issued and outstanding)                                  (5,958)       (6,324)
                                                                           $ 18,344


                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                      2002         2001          2002         2001
Revenues:                                       (Restated)                 (Restated)
  Rental income                     $ 1,786       $ 1,819      $ 5,365       $ 5,469
  Other income                          163            76          429           256
     Total revenues                   1,949         1,895        5,794         5,725

Expenses:
  Operating                             729           792        2,153         2,243
  General and administrative            111            88          364           343
  Depreciation                          518           505        1,559         1,536
  Interest                              444           425        1,355         1,255
  Property taxes                        110           116          335           326
  Loss on early extinguishment
    of debt                              --            68           --            68
     Total expenses                   1,912         1,994        5,766         5,771

Net income (loss)                     $ 37         $ (99)        $ 28         $ (46)

Net loss allocated to general
  partner (1%)                        $ --         $ (1)         $ --         $ --
Net income (loss) allocated to
  limited partners (99%)                 37           (98)          28           (46)

                                      $ 37         $ (99)        $ 28         $ (46)

Net income (loss) per limited
  partnership unit                   $ 0.61       $ (1.62)      $ 0.46       $ (0.76)

Distributions per limited
  partnership unit                   $ 6.63       $ 26.65      $ 27.35       $ 45.19

                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2001                  60,517      $ (349)     $(4,331)     $(4,680)

Distributions to partners                 --          (17)     (1,655)      (1,672)

Net income for the nine months
   ended September 30, 2002               --           --          28           28

Partners' deficit at
   September 30, 2002                 60,517      $ (366)     $(5,958)     $(6,324)

                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net income (loss)                                               $ 28        $ (46)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 1,559        1,536
     Amortization of loan costs                                      49           74
     Loss on early extinguishment of debt                            --           68
     Change in accounts:
      Receivables and deposits                                      139         (376)
      Other assets                                                   (4)         (51)
      Accounts payable                                              (37)         (26)
      Tenant security deposit liabilities                            22            7
      Accrued property taxes                                        276          221
      Other liabilities                                             188           13
        Net cash provided by operating activities                 2,220        1,420

Cash flows from investing activities:
  Property improvements and replacements                           (550)        (690)
  Net deposits to restricted escrows                                (44)          (5)
        Net cash used in investing activities                      (594)        (695)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (299)         (72)
  Repayment of mortgage note payable                                 --       (5,000)
  Proceeds from mortgage note payable                                --        7,000
  Loan costs paid                                                    --         (260)
  Distributions to partners                                      (1,672)      (2,763)
        Net cash used in financing activities                    (1,971)      (1,095)

Net decrease in cash and cash equivalents                          (345)        (370)

Cash and cash equivalents at beginning of period                    912          871

Cash and cash equivalents at end of period                       $ 567        $ 501

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,307      $ 1,171

                       See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Northwoods I and II Apartments in 2001 (see "Note C") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $283,000 and $282,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $213,000 and $428,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $24,000 and $243,000 in construction service reimbursements for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for both of the nine month periods ended September 30, 2002 and 2001, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was paid approximately $29,000 during the nine months ended September 30, 2002 for such fees. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2001.

In addition, in connection with the refinancing of the mortgage loan encumbering Northwoods I and II Apartments, the Partnership paid $70,000 in loan costs to an affiliate during the nine months ended September 30, 2001. No such loan costs were paid during the nine months ended September 30, 2002. These loan costs were capitalized, are included in other assets and are amortized as interest expense over the term of the loan.

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. Loans under the line of credit will have a term of 365 days, are unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At September 30, 2002, the Partnership had no outstanding amounts due under this line of credit.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Note Payable

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous debt. The new loan which matures on September 1, 2021 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $253,000 during the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $68,000 due to the write off of unamortized loan costs which is reflected in operations.

On December 13, 1999, the Partnership refinanced the mortgage encumbering The Pines Apartments. Additional loan costs of approximately $7,000 were capitalized during the nine months ended September 30, 2001 related to this refinancing.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2002 and 2001:

                                                   Average Occupancy
                                                    2002      2001

      Fairway View II Apartments                    93%        92%
         Baton Rouge, Louisiana
      The Pines Apartments                          94%        95%
         Roanoke, Virginia
      Patchen Place Apartments                      87%        88%
         Lexington, Kentucky
      Northwoods I and II Apartments                95%        94%
         Pensacola, Florida
      South Point Apartments                        92%        94%
         Durham, North Carolina

Results of Operations

The Registrant's net income for the nine months ended September 30, 2002 was approximately $28,000 as compared to a net loss of approximately $46,000 for the nine months ended September 30, 2001. The Registrant's net income for the three months ended September 30, 2002 was approximately $37,000 as compared to a net loss of approximately $99,000 for the three months ended September 30, 2001. The increase in net income for the three and nine month periods ended September 30, 2002 was due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three and nine month periods ended September 30, 2002 due to an increase in other income partially offset by a decrease in rental income. Other income increased for the three and nine month periods ended September 30, 2002 primarily due to increased utility reimbursements at The Pines and Northwoods I and II Apartments, increased cable television income at Fairway View II, South Point, Northwoods I and II, and The Pines Apartments, and increased lease cancellation fees at Patchen Place, Northwoods I and II, and The Pines Apartments. These increases were partially offset by reduced interest income at all of the Partnership's properties as a result of lower interest rates on cash balances maintained in interest bearing accounts. Rental income decreased for the three and nine month periods ended September 30, 2002 primarily due to decreases in average rental rates at Fairway View II, The Pines, Patchen Place and South Point Apartments, and an increase in bad debt expense at Northwoods I and II Apartments partially offset by a decrease in concessions at Fairway View II and South Point Apartments and an increase in average rental rates at Northwoods I and II Apartments.

Total expenses decreased for the three and nine month periods ended September 30, 2002 due to decreases in operating expense and the recognition of a loss on early extinguishment of debt during 2001 partially offset by increases in depreciation, interest, and general and administrative expenses. Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Northwoods I and II Apartments in 2001 (as discussed in "Liquidity and Capital Resources") in operations rather than as an extraordinary item.

Operating expenses decreased primarily due to decreases in property and insurance expenses. Property expense decreased primarily due to decreases in administrative salaries at Fairway View II and Patchen Place Apartments and gas bills at Patchen Place and The Pines Apartments partially offset by an increase in total commissions at all of the Partnership's properties. Insurance expense decreased primarily due to a decrease in insurance premiums at Northwoods I and II Apartments. Depreciation expense increased primarily due to property improvements and replacements completed during the last twelve months. Interest expense increased due to the refinancings of Northwoods I and II Apartments in August 2001 and Fairway View II Apartments in November 2001 which increased the average debt balance at these two properties. General and administrative expenses increased due to increased Partnership management fees paid to the Managing General Partner in connection with distributions made from operations. Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $567,000 as compared to approximately $501,000 at September 30, 2001. Cash and cash equivalents decreased by approximately $345,000 from the Partnership's year ended December 31, 2001 due to approximately $1,971,000 of cash used in financing activities and approximately $594,000 of cash used in investing activities partially offset by approximately $2,220,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering Fairway View II, The Pines and Northwoods I and II Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Fairway View II

During the nine months ended September 30, 2002, the Partnership completed approximately $73,000 of capital improvements at Fairway View II, consisting primarily of structural improvements, floor covering and air conditioning unit replacements, and building improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $163,000 for capital improvements, consisting primarily of air conditioning unit, appliance and floor covering replacements, and window treatments. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the nine months ended September 30, 2002, the Partnership completed approximately $69,000 of capital improvements at The Pines, consisting primarily of floor covering, appliance and air conditioning unit replacements, and cabinet upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $84,000 for capital improvements, consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Patchen Place

During the nine months ended September 30, 2002, the Partnership completed approximately $136,000 of capital improvements at Patchen Place, consisting primarily of floor covering, appliance and air conditioning unit replacements, and parking lot upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $153,000 for capital improvements, consisting primarily of floor covering, appliance and air conditioning unit replacements and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the nine months ended September 30, 2002, the Partnership completed approximately $139,000 of capital improvements at Northwoods I & II, consisting primarily of floor covering, appliance and air conditioning unit replacements and fitness equipment. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $151,000 for capital improvements, consisting primarily of air conditioning unit, appliance and floor covering replacements, fitness equipment, swimming pool and structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

South Point

During the nine months ended September 30, 2002, the Partnership completed approximately $133,000 of budgeted and nonbudgeted capital improvements at South Point, consisting primarily of floor covering, appliance and air conditioning unit replacements and water submetering. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the current year and, as a result budgeted approximately $127,000 consisting primarily of air conditioning unit, appliance and floor covering replacements, fitness equipment and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous debt. The new loan which matures on September 1, 2021 requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $253,000 during the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $68,000 due to the write-off of unamortized loan costs which is reflected in operations.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,738,000 has maturity dates ranging from November 1, 2003 to December 1, 2021. The mortgage indebtedness of approximately $16,138,000 that was refinanced during 2000 and 2001 requires monthly payments until the loans mature between January 2020 and December 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $7,600,000 requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                        Nine Months       Per Limited       Nine Months       Per Limited
                           Ended          Partnership          Ended          Partnership
                     September 30, 2002       Unit       September 30, 2001      Unit

Operations                 $1,430            $23.38            $1,133           $18.54
Refinancing (1)               242              3.97             1,630            26.65
                           $1,672            $27.35            $2,763           $45.19

(1)   Distribution  from the remaining  proceeds from the refinancing of Fairway
      View II Apartments in November 2001 and the refinancing of Northwoods I and II Apartments in August 2001, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,629.67 limited partnership units (the "Units") in the Partnership representing 68.79% of the outstanding units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.79% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    NATIONAL PROPERTY INVESTORS 7


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 7;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of NPI Equity
                                    Investments, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 7;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.