Form 10KSB
period 2002-12-31
NATIONAL PROPERTY INVESTORS 7
filed 2003-03-28
CIK 732439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $7,744,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                        Carrying    Accumulated                            Federal
Property                 Value      Depreciation      Rate     Method     Tax Basis
                            (in thousands)                              (in thousands)

Fairway View II         $10,936       $ 6,785       5-30 yrs     S/L       $ 1,403
The Pines                 8,693         6,182       5-30 yrs     S/L         1,178
Patchen Place             9,402         7,230       5-30 yrs     S/L         1,489
Northwoods I & II        10,705         7,055       5-30 yrs     S/L         1,638
South Point               9,755         6,406       5-30 yrs     S/L         1,874
        Total           $49,491       $33,658                              $ 7,582

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                                        Principal
                        Balance At                                         Balance
                       December 31,    Interest    Period    Maturity       Due At
Property                   2002          Rate     Amortized    Date      Maturity (2)
                      (in thousands)                                    (in thousands)

Fairway View II           $ 5,301       7.03%      20 yrs    12/01/21        $ --
The Pines                   3,942       7.97%      20 yrs    01/01/20           --
Patchen Place               3,000       7.33%        (1)     11/01/03        3,000
Northwoods I & II           6,792       7.06%      20 yrs    09/01/21           --
South Point                 4,600       7.33%        (1)     11/01/03        4,600
        Total             $23,635                                          $ 7,600

(1)   Loan requires payments of interest only.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous mortgage. The new loan matures on September 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $252,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $67,000 due to the write off of unamortized loan costs.

On November 30, 2001, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness of $4,200,000 with a new mortgage in the amount of $5,430,000. The interest rate on the new mortgage is 7.03% as compared to 7.33% on the previous mortgage. The new loan matures on December 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. In addition, the Partnership was required to establish a repair escrow of approximately $179,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $181,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $40,000 due to the write off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                     Average Annual                   Average
                                      Rental Rates                   Occupancy
                                       (per unit)
Property                          2002            2001           2002         2001


Fairway View II                  $7,098          $6,956           94%          92%
The Pines                         7,252           7,354           94%          95%
Patchen Place                     6,728           7,129           89%          86%
Northwoods I & II                 6,463           6,415           96%          95%
South Point                       8,278           8,863           91%          95%

The Managing General Partner attributes the decrease in occupancy at South Point Apartments to increased home purchases and increased competition in the area of the property. The Managing General Partner attributes the increase in occupancy at Patchen Place Apartments to increased marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                       2002            2002
                                       Taxes          Rates
                                 (in thousands)

          Fairway View II              $ 47           10.40%
          The Pines                      77            1.12%
          Patchen Place                  43            0.96%
          Northwoods I & II             165            2.09%
          South Point                    97            1.30%

Capital Improvements

Fairway View II

During the year ended December 31, 2002, the Partnership completed approximately $88,000 of capital improvements at Fairway View II, consisting primarily of floor covering and air conditioning unit replacements, and structural and building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $61,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the year ended December 31, 2002, the Partnership completed approximately $81,000 of capital improvements at The Pines, consisting primarily of floor covering, appliance, air conditioning unit, and cabinet replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $65,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Patchen Place

During the year ended December 31, 2002, the Partnership completed approximately $167,000 of capital improvements at Patchen Place, consisting primarily of floor covering, appliance, air conditioning unit and heating unit replacements and parking lot upgrades. These improvements were funded from Partnership reserves, replacement reserves, and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $61,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Northwoods I and II

During the year ended December 31, 2002, the Partnership completed approximately $160,000 of capital improvements at Northwoods I & II, consisting primarily of floor covering, air conditioning unit and appliance replacements, fitness equipment and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $96,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

South Point

During the year ended December 31, 2002, the Partnership completed approximately $155,000 of capital improvements at South Point, consisting primarily of floor covering, appliance and air conditioning unit replacements and installation of water submetering units. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $54,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to the vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units (the "Units") and sold 60,517 limited partnership units aggregating $30,259,000. At December 31, 2002, the Partnership had 1,109 holders of record owning an aggregate of 60,517 Units. Affiliates of the Managing General Partner owned 41,649.67 Units or 68.82% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/01 - 12/31/01              $3,519 (1)            $57.57
       01/01/02 - 12/31/02               1,826 (2)             29.88

(1) Consists of approximately $1,133,000 of cash from operations and approximately $2,386,000 of cash from the refinancing proceeds of Fairway View II Apartments in November 2001 and Northwoods I and II Apartments in August 2001.

(2)   Consists  of   approximately   $1,584,000  of  cash  from  operations  and
      approximately $242,000 of cash from the refinancing proceeds of Fairway View II Apartments in November 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units in the Partnership representing 68.82% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The registrant's net income for the year ended December 31, 2002 was approximately $74,000 compared to net income of approximately $52,000 for the year ended December 31, 2001 (see "Item 7. Financial Statements - Note C" for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was due to a decrease in total expenses partially offset by a slight decrease in total revenues.

Total expenses decreased due to decreases in operating and general and administrative expenses and the recognition of loss on early extinguishment of debt during 2001. Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Northwoods I and II Apartments in 2001 (as discussed in "Liquidity and Capital Resources") in operations rather than as an extraordinary item. These decreases were partially offset by an increase in depreciation, interest, and property tax expense.

Operating expenses decreased primarily due to decreases in property, insurance, and maintenance expenses partially offset by an increase in administrative expenses. Property expense decreased primarily due to decreases in payroll and related benefits at Fairway View II, The Pines and Patchen Place Apartments and utility charges at Patchen Place and The Pines Apartments. Insurance expense decreased due to a decrease in insurance premiums primarily at Northwoods I and II Apartments. Administrative expense increased primarily due to an increase in legal fees at Fairway View II and South Point Apartments. Maintenance expense decreased at Fairway View II, Patchen Place, Northwoods I and II, and South Point Apartments primarily due to the increase in the capitalization of certain direct and indirect costs, primarily payroll related costs (see Item 7.
Financial Statements, Note A - Organization and Significant Accounting Policies). General and administrative expenses decreased primarily due to reduced costs of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and management fees paid to the Managing General Partner in connection with distributions made from operations, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense increased due to the refinancings of Northwoods I and II Apartments in August 2001 and Fairway View II Apartments in November 2001 which increased the average debt balance at these two properties. Depreciation expense increased primarily due to property improvements and replacements completed during the last twelve months. Property taxes increased due to the reassessment of property values by the local taxing authority at Patchen Place and Fairway View II Apartments partially offset by a lower tax rate at Fairway View II Apartments and a lower assessed value at Patchen Place Apartments.

Total revenues decreased slightly due to a decrease in rental income and a casualty gain in 2001 at Fairway View II Apartments partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at South Point and The Pines Apartments and decreased average rental rates at South Point, Patchan Place and The Pines Apartments partially offset by an increase in occupancy at Patchen Place, Northwoods I and II and Fairway View II Apartments and a decrease in concessions at Fairway View II and South Point Apartments. Other income increased due to increased utility reimbursements at The Pines and Northwoods I and II Apartments, increased cable television income at Fairway View II, South Point, Northwoods I and II, and The Pines Apartments, and increased lease cancellation fees at Patchen Place, Northwoods I and II, and The Pines Apartments. These increases were partially offset by reduced interest income at all of the Partnership's properties as a result of lower interest rates on average cash balances maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $614,000 as compared to approximately $912,000 at December 31, 2001. Cash and cash equivalents decreased by approximately $298,000 from the Partnership's year ended December 31, 2001 due to approximately $2,228,000 and $728,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,658,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering Fairway View II, The Pines and Northwoods I and II Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $337,000 for all of the Partnership's investment properties. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous mortgage. The new loan matures on September 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $252,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $67,000 due to the write off of unamortized loan costs.

On November 30, 2001, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness of $4,200,000 with a new mortgage in the amount of $5,430,000. The interest rate on the new mortgage is 7.03% as compared to 7.33% on the previous mortgage. The new loan matures on December 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. In addition, the Partnership was required to establish a repair escrow of approximately $179,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $181,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $40,000 due to the write off of unamortized loan costs.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,635,000 has maturity dates ranging from November 1, 2003 to December 1, 2021. The mortgage indebtedness of approximately $16,035,000 that was refinanced during 2000 and 2001 requires monthly payments until the loans mature between January 2020 and December 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $7,600,000 requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner plans to refinance the indebtedness due to mature in 2003 and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                            Year          Per Limited           Year          Per Limited
                           Ended          Partnership          Ended          Partnership
                     December 31, 2002        Unit       December 31, 2001       Unit

Operations                 $1,584            $25.91            $1,133           $18.54
Refinancing                   242 (1)          3.97             2,386 (2)        39.03
                           $1,826            $29.88            $3,519           $57.57

(1) Distribution from the remaining proceeds from the refinancing of Fairway View II Apartments in November 2001.

(2) Distribution of refinancing proceeds from Northwoods I and II Apartments in August 2001 and Fairway View II Apartments in November 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations reflect the loss on early extinguishment of debt at Fairway View I and Northwoods I and II Apartments in 2001 (see "Item 7. Financial Statements" Note B) in operations rather than as an extraordinary item.

ITEM 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements  of Changes in  Partners'  Deficit - Years ended  December 31,
         2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.



                                                           /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $   614
   Receivables and deposits                                                      225
   Restricted escrows                                                            616
   Other assets                                                                  588
   Investment properties (Notes B and E):
      Land                                                    $  3,738
      Buildings and related personal property                   45,753
                                                                49,491
      Less accumulated depreciation                            (33,658)       15,833

                                                                            $ 17,876
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 77
   Tenant security deposit liabilities                                           132
   Other liabilities                                                             464
   Mortgage notes payable (Note B)                                            23,635

Partners' Deficit
   General partner                                             $ (366)
   Limited partners (60,517 units issued and
      outstanding)                                              (6,066)       (6,432)

                                                                            $ 17,876


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                   2002         2001
                                                                             (Restated)
Revenues:
   Rental income                                                  $ 7,167      $ 7,303
   Other income                                                       577          359
   Casualty gain (Note F)                                              --           87
      Total revenues                                                7,744        7,749

Expenses:
   Operating                                                        2,885        2,958
   General and administrative                                         425          454
   Depreciation                                                     2,085        2,047
   Interest                                                         1,805        1,703
   Property taxes                                                     470          428
   Loss on early extinguishment of debt (Note B)                       --          107
      Total expenses                                                7,670        7,697

Net income (Note C)                                                $   74         $ 52

Net income allocated to general partner (1%)                        $   1          $ 1

Net income allocated to limited partners (99%)                         73           51

                                                                   $   74         $ 52


Net income per limited partnership unit                            $ 1.21       $ 0.84

Distributions per limited partnership unit                        $ 29.88      $ 57.57

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            60,517        $ 1       $30,259    $30,260

Partners' deficit at
  December 31, 2000                       60,517       $ (315)    $ (898)    $(1,213)

Distributions to partners                     --          (35)     (3,484)    (3,519)

Net income for the year ended
  December 31, 2001                           --            1          51         52

Partners' deficit at
  December 31, 2001                       60,517         (349)     (4,331)    (4,680)

Distributions to partners                     --          (18)     (1,808)    (1,826)

Net income for the year ended
  December 31, 2002                           --            1          73         74

Partners' deficit at
  December 31, 2002                       60,517       $ (366)    $(6,066)   $(6,432)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net income                                                     $ 74         $ 52
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   2,085        2,047
   Amortization of loan costs                                        68           95
   Casualty gain                                                     --          (87)
   Loss on early extinguishment of debt                              --          107
   Change in accounts:
      Receivables and deposits                                      204         (232)
      Other assets                                                   35           (8)
      Accounts payable                                              (32)         (33)
      Tenant security deposit liabilities                            24            8
      Accrued property taxes                                         --          (52)
      Other liabilities                                             200          (23)

          Net cash provided by operating activities               2,658        1,874

Cash flows from investing activities:
  Property improvements and replacements                           (651)        (901)
  Net deposits to restricted escrows                                (77)        (162)
  Insurance proceeds received                                        --           96

          Net cash used in investing activities                    (728)        (967)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (402)        (136)
  Repayment of mortgage notes payable                                --       (9,200)
  Proceeds from mortgage notes payable                               --       12,430
  Loan costs paid                                                    --         (441)
  Distributions to partners                                      (1,826)      (3,519)

          Net cash used in financing activities                  (2,228)        (866)

Net (decrease) increase in cash and cash equivalents               (298)          41

Cash and cash equivalents at beginning of year                      912          871

Cash and cash equivalents at end of year                         $ 614        $ 912

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,739      $ 1,592


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2002, the Partnership operates five residential apartment complexes located throughout the southeastern United States.

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

Accordingly, net income as shown in the statements of operations and changes in partner's deficit for 2002 and 2001 was allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $543,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Reserve: At the time of the refinancing of the mortgage encumbering Fairway View II Apartments during 2001, approximately $179,000 of the proceeds were designated for certain capital improvements. At December 31, 2002, the escrow balance is unchanged at approximately $179,000.

      Replacement Reserve: A replacement reserve account is maintained for Patchen Place Apartments and Southpoint Apartments. Each property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of these accounts at December 31, 2002, is approximately $437,000 which includes interest.

Loan Costs: Loan costs of approximately $815,000, less accumulated amortization of approximately $290,000, are included in other assets and are being amortized over the lives of the related loans. The related amortization expense is included in interest expense. Amortization expense is expected to be approximately $66,000 in 2003, approximately $34,000 in 2004, approximately $33,000 in 2005, and approximately $32,000 in 2006 and 2007.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $98,000 in 2002 compared to 2001.

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

Fair Value of Financial Statements: Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002 after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $99,000 and $84,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 31, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Northwoods I and II Apartments in 2001 (see "Note B") in operations rather than as an extraordinary item.

Note B - Mortgage Notes Payable


                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest    Maturity      Due At
Property                  2002        Interest      Rate        Date       Maturity
                            (in thousands)                              (in thousands)

Fairway View II          $ 5,301        $ 42        7.03%     12/01/21      $    --
The Pines                  3,942          35        7.97%     01/01/20           --
Patchen Place (1)          3,000          18        7.33%     11/01/03        3,000
Northwoods I & II          6,792          55        7.06%     09/01/21           --
South Point (1)            4,600          28        7.33%     11/01/03        4,600
        Total            $23,635       $ 178                                $ 7,600

(1) The mortgages encumbering Patchen Place and South Point Apartments require interest-only payments.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On  August  31,  2001,  the  Partnership  refinanced  the  mortgage  encumbering
Northwoods I and II Apartments. The refinancing replaced indebtedness of $5,000,000 with a new mortgage in the amount of $7,000,000. The interest rate on the new mortgage is 7.06% as compared to 7.33% on the previous mortgage. The new loan matures on September 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. Total capitalized loan costs were approximately $252,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $67,000 due to the write off of unamortized loan costs.

On November 30, 2001, the Partnership refinanced the mortgage encumbering Fairway View II Apartments. The refinancing replaced indebtedness of $4,200,000 with a new mortgage in the amount of $5,430,000. The interest rate on the new mortgage is 7.03% as compared to 7.33% on the previous mortgage. The new loan matures on December 1, 2021, requires monthly principal and interest payments and is scheduled to be fully amortized at maturity. In addition, the Partnership was required to establish a repair escrow of approximately $179,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $181,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $40,000 due to the write off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003             $ 8,032
                               2004                 464
                               2005                 499
                               2006                 537
                               2007                 577
                            Thereafter           13,526

                               Total            $23,635

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2002         2001
Net income as reported                        $ 74         $ 52
Add (deduct):
  Depreciation differences                      155           84
  Other                                         135          (18)

Federal taxable income                        $ 364        $ 118

Federal taxable income per
  limited partnership unit                   $ 5.95       $ 1.93

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2002
Net liabilities as reported                    $ (6,432)
Land and buildings                              (1,564)
Accumulated depreciation                        (6,702)
Syndication and distribution costs               3,555
Prepaid rent                                        52
Other                                              328

Net liabilities - Federal tax basis           $(10,763)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $373,000 and $379,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $254,000 and $539,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $269,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the refinancing of the mortgage loans encumbering Northwoods I and II and Fairway View Apartments, the Partnership paid approximately $124,000 in loan costs to an affiliate during the year ended December 31, 2001. No such loan costs were paid in 2002. These loan costs were capitalized, are included in other assets and are amortized as interest expense over the term of the loans.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in such reimbursements for both of the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner earned approximately $33,000 for such fees during the year ended December 31, 2002. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Note E - Real Estate and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)

                                                      Buildings           Cost
                                                     and Related       Capitalized
                                                       Personal       Subsequent to
Description             Encumbrances       Land        Property        Acquisition
                       (in thousands)                                (in thousands)

Fairway View II           $ 5,301        $ 1,086       $ 8,788           $ 1,062
The Pines                   3,942            579         6,521             1,593
Patchen Place               3,000            706         6,409             2,287
Northwoods I & II           6,792            478         7,919             2,308
South Point                 4,600            859         7,686             1,210
Totals                    $23,635        $ 3,708       $37,323           $ 8,460



                      Gross Amount at Which
                             Carried
                        At December 31, 2002
                          (in thousands)
                            Buildings
                           And Related
                            Personal            Accumulated     Year of      Date    Depreciable
Description         Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                               (in thousands)
Fairway View II    $ 1,094   $ 9,842   $10,936    $ 6,785         1981       11/84      5-30
The Pines              584     8,109     8,693      6,182         1978       04/85      5-30
Patchen Place          714     8,688     9,402      7,230         1971       07/85      5-30
Northwoods I & II      483    10,222    10,705      7,055         1981       07/85      5-30
South Point            863     8,892     9,755      6,406         1980       03/86      5-30
Total              $ 3,738   $45,753   $49,491    $33,658

Reconciliation of "real estate and accumulated depreciation":

                                               Years Ended December 31,
                                                   2002         2001
                                                    (in thousands)
Investment Properties
Balance at beginning of year                     $48,840      $47,996
  Property improvements                              651          901
  Property dispositions from casualty                 --          (57)
Balance at end of year                           $49,491      $48,840

Accumulated Depreciation
Balance at beginning of year                     $31,573      $29,574
  Additions charged to expense                     2,085        2,047
  Property dispositions from casualty                 --          (48)
Balance at end of year                           $33,658      $31,573

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $47,942,000 and $47,291,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $40,360,000 and $38,430,000, respectively.

Note F - Casualty Gain

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

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

Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The present executive officers and directors of the Managing General Partner are listed below:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $53,000 and non-audit services (principally tax-related) of approximately $26,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2002.

                                       Amount and Nature
        Name of Beneficial Owner      of Beneficial Owner     % of Class

        Insignia Properties, LP            25,399.00            41.97%
          (an affiliate of AIMCO)
        AIMCO Properties, LP               16,250.67            26.85%
          (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $373,000 and $379,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $254,000 and $539,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $269,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the refinancing of the mortgage loans encumbering Northwoods I and II and Fairway View Apartments, the Partnership paid approximately $124,000 in loan costs to an affiliate during the year ended December 31, 2001. No such loan costs were paid in 2002. These loan costs were capitalized, are included in other assets and are amortized as interest expense over the term of the loans.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in such reimbursements for both of the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner earned approximately $33,000 for such fees during the year ended December 31, 2002. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NATIONAL PROPERTY INVESTORS 7


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 28, 2003


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 7;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive   Vice   President   of   NPI   Equity
                                Investments,   Inc.,  equivalent  of  the  chief
                                executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 7;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

 3.4              (a)   Agreement of Limited Partnership. (3)

                  (b) Amendments to the Agreement of Limited Partnership. (4)

                  (c) Amendments to the Agreement of Limited Partnership. (5)

                  (d) Amendments to the Agreements of Limited Partnership. (6)

10.3 Property Management Agreement dated June 21, 1991, by and between the Registrant and NPI Management incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. (7)

10.4 Multifamily Note and Addendum, dated January 4, 1994, made by the Registrant for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (8)

10.5 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Rider, dated January 4, 1994, between the Registrant and Hanover Capital Mortgage Corporation, as it pertains to The Pines Apartments. (8)

10.6 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Northwoods Apartments. (9)

10.7 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to South Point Apartments. (9)

10.8 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Patchen Place Apartments. (9)

10.9 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between National Property Investors 7 and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Fairway View II Apartments. (9)

10.10Multifamily Note dated December 9, 1999, by and between  National  Property
     Investors 7, a California limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (10)

10.11Multifamily  Note dated August 31, 2001, by and between  National  Property
     Investors 7, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation relating to Northwoods I and II Apartments. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.12Multifamily Note dated November 30, 2001, by and between National  Property
     Investors 7, a California Limited Partnership and GMAC Commercial Mortgage Corporation, a California corporation relating to Fairway View II
     Apartments (incorporated by reference to Exhibit 10.12 filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
     2001).

99   Certification of Chief Executive Officer and Chief Financial Officer.

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

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1999.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 7 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.