Form 10QSB
period 2003-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2003-05-15
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  491
   Receivables and deposits                                                     269
   Restricted escrows                                                           606
   Other assets                                                                 620
   Investment properties:
       Land                                                  $ 3,738
       Buildings and related personal property                 45,848
                                                               49,586
       Less accumulated depreciation                          (34,188)       15,398
                                                                           $ 17,384
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 91
   Tenant security deposit liabilities                                          126
   Accrued property taxes                                                       102
   Other liabilities                                                            368
   Mortgage notes payable                                                    23,530

Partners' Deficit:
   General partner                                            $ (371)
   Limited partners (60,517 units
      issued and outstanding)                                  (6,462)       (6,833)
                                                                           $ 17,384


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2003           2002
Revenues:
   Rental income                                              $1,763        $1,782
   Other income                                                  117           128
       Total revenues                                          1,880         1,910

Expenses:
   Operating                                                     766           735
   General and administrative                                    112            86
   Depreciation                                                  530           515
   Interest                                                      448           456
   Property taxes                                                 96           112
       Total expenses                                          1,952         1,904

Net (loss) income                                             $ (72)          $ 6

Net loss allocated to general partner (1%)                     $ (1)         $ --

Net (loss) income allocated to limited partners (99%)            (71)            6

                                                              $ (72)          $ 6

Net (loss) income per limited partnership unit                $(1.17)       $ 0.10

Distributions per limited partnership unit                    $ 5.37         $ --

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2002                  60,517      $ (366)     $(6,066)     $(6,432)

Distributions to partners                 --           (4)       (325)        (329)

Net loss for the three months
   ended March 31, 2003                   --           (1)        (71)         (72)

Partners' deficit at
   March 31, 2003                     60,517      $ (371)     $(6,462)     $(6,833)

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (72)        $ 6
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   530          515
     Amortization of loan costs                                      19           19
     Change in accounts:
      Receivables and deposits                                      (44)         175
      Other assets                                                  (51)         (81)
      Accounts payable                                               14           33
      Tenant security deposit liabilities                            (6)           5
      Accrued property taxes                                        102           91
      Other liabilities                                             (96)         178
        Net cash provided by operating activities                   396          941

Cash flows from investing activities:
  Property improvements and replacements                            (95)        (182)
  Net withdrawals from restricted escrows                            10           --
        Net cash used in investing activities                       (85)        (182)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (105)         (98)
  Distributions to partners                                        (329)          --
        Net cash used in financing activities                      (434)         (98)

Net (decrease) increase in cash and cash equivalents               (123)         661

Cash and cash equivalents at beginning of period                    614          912

Cash and cash equivalents at end of period                       $ 491       $ 1,573

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 430        $ 438

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $94,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $80,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $12,000 in construction service fees for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $29,000 in reimbursements for the three month period ended March 31, 2003, which is included in general and administrative expenses. No such fees were paid during the same period in 2002.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2003 or 2002.

The Managing General Partner has extended to the Partnership a line of credit of up to $500,000. Loans under the line of credit will have a term of 365 days, are unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause); (ii) the sale or refinancing of a property by the Partnership; or (iii) the liquidation of the Partnership. At March 31, 2003, the Partnership had no outstanding amounts due under this line of credit.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration will be approximately $92,000 and $78,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2003 and 2002:

                                                   Average Occupancy
                                                   2003       2002

      Fairway View II Apartments                    92%        90%
         Baton Rouge, Louisiana
      The Pines Apartments                          91%        92%
         Roanoke, Virginia
      Patchen Place Apartments                      95%        80%
         Lexington, Kentucky
      Northwoods I and II Apartments                95%        95%
         Pensacola, Florida
      South Point Apartments                        90%        94%
         Durham, North Carolina

The Managing General Partner attributes the increase in occupancy at Patchen Place Apartments to increased marketing efforts. The decrease in occupancy at South Point Apartments is due to a slow economy and increased competition in the area of the property.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $72,000 as compared to net income of approximately $6,000 for the three months ended March 31, 2002. The increase in net loss for the three month period ended March 31, 2003 was due to an increase in total expenses and a decrease in total revenues.

Total expenses increased due to increases in operating, general and administrative and depreciation expenses partially offset by a decrease in property tax expense. Operating expenses increased primarily due to increases in property and maintenance expenses partially offset by a decrease in insurance expense. Property expense increased primarily due to increases in payroll and related benefits at Patchen Place and Northwoods I and II Apartments and utility charges at Patchen Place and The Pines Apartments. Maintenance expense increased at Fairway View II, The Pines, Northwoods I and II, and South Point Apartments due to decreases in the capitalization of certain direct and indirect costs, primarily payroll related costs and increases in contract repairs at all of the Partnership's properties. Insurance expense decreased due to a decrease in insurance premiums primarily at Northwoods I and II and The Pines Apartments. General and administrative expenses increased primarily due to increased fees paid to the Managing General Partner in connection with distributions made from operations. Also included in general and administrative expenses at both March 31, 2003 and 2002 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, management fees paid to the Managing General Partner in connection with distributions made from operations, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased primarily due to property improvements and replacements completed during the last twelve months. Property taxes decreased primarily due to a lower tax rate at Northwoods I and II Apartments.

Total revenues decreased due to decreases in rental and other income. Rental income decreased primarily due to decreases in average rental rates at South Point, Patchen Place, and The Pines Apartments and a decrease in occupancy at South Point Apartments partially offset by an increase in occupancy at Patchen Place and Fairway View II Apartments. Other income decreased primarily due to decreased lease cancellation fees and late charges at Patchen Place Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $491,000 as compared to approximately $1,573,000 at March 31, 2002. Cash and cash equivalents decreased by approximately $123,000 from the Partnership's year ended December 31, 2002 due to approximately $434,000 of cash used in financing activities and approximately $85,000 of cash used in investing activities partially offset by approximately $396,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fairway View II, The Pines and Northwoods I and II Apartments and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Fairway View II

During the three months ended March 31, 2003, the Partnership completed approximately $4,000 of capital improvements at Fairway View II Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $211,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning unit, appliance and roofing replacements, parking lot upgrades, and balcony repairs. Additional capital improvements may be considered and will depend on the physical condition of the property as well as capital reserves and the anticipated cash flow generated by the property.

The Pines

During the three months ended March 31, 2003, the Partnership completed approximately $10,000 of capital improvements at The Pines Apartments, consisting primarily of floor covering and appliance replacements and office computer upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning unit, and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Patchen Place

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Patchen Place Apartments, consisting primarily of floor covering, air conditioning unit, window, and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $217,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, and air conditioning unit replacements and painting, balcony and soffit improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Northwoods I and II

During the three months ended March 31, 2003, the Partnership completed approximately $30,000 of capital improvements at Northwoods I and II Apartments, consisting primarily of floor covering, air conditioning unit, and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $112,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, gutter, and roofing replacements and swimming pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Point

During the three months ended March 31, 2003, the Partnership completed approximately $24,000 of capital improvements at South Point Apartments, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning unit, and stairwell replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $23,530,000 has maturity dates ranging from November 1, 2003 to December 1, 2021. The mortgage indebtedness of approximately $15,930,000 that was refinanced during 2000 and 2001 requires monthly payments until the loans mature between January 2020 and December 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $7,600,000 requires interest only payments with balloon payments due November 1, 2003. The Managing General Partner plans to refinance the indebtedness due to mature in 2003 and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                        Three Months      Per Limited       Three Months      Per Limited
                           Ended          Partnership          Ended          Partnership
                       March 31, 2003         Unit         March 31, 2002        Unit

Operations                 $ 329             $ 5.37             $ --             $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures II L.P., from whom AIMCO, through its merger with Insignia, acquired 25,399 Units (41.97% of the units), had agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by all other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates right to vote each unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.