Form 10QSB
period 2003-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2003-08-14
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                 $ 954
   Receivables and deposits                                                     466
   Restricted escrows                                                           376
   Other assets                                                                 863
   Investment properties:
       Land                                                  $ 3,738
       Buildings and related personal property                 45,986
                                                               49,724
       Less accumulated depreciation                          (34,722)       15,002
                                                                           $ 17,661
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 105
   Tenant security deposit liabilities                                          128
   Accrued property taxes                                                       185
   Other liabilities                                                            333
   Mortgage notes payable                                                    25,113

Partners' Deficit:
   General partner                                            $ (383)
   Limited partners (60,517 units
      issued and outstanding)                                  (7,820)       (8,203)
                                                                           $ 17,661


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2003         2002          2003         2002
Revenues:
  Rental income                     $ 1,742       $ 1,797      $ 3,505       $ 3,579
  Other income                          128           138          245           266
     Total revenues                   1,870         1,935        3,750         3,845

Expenses:
  Operating                             722           689        1,488         1,424
  General and administrative             95           167          207           253
  Depreciation                          534           526        1,064         1,041
  Interest                              457           455          905           911
  Property taxes                        122           113          218           225
     Total expenses                   1,930         1,950        3,882         3,854

Net loss                             $ (60)        $ (15)       $ (132)       $ (9)

Net loss allocated to general
  partner (1%)                        $ (1)        $ --          $ (1)        $ --
Net loss allocated to limited
  partners (99%)                        (59)          (15)        (131)           (9)

                                     $ (60)        $ (15)       $ (132)       $ (9)

Net loss per limited
  partnership unit                  $ (0.97)      $ (0.25)     $ (2.16)      $ (0.15)

Distributions per limited
  partnership unit                  $ 21.45       $ 20.72      $ 26.82       $ 20.72

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit at
   December 31, 2002                  60,517      $ (366)     $(6,066)     $(6,432)

Distributions to partners                 --          (16)     (1,623)      (1,639)

Net loss for the six months
   ended June 30, 2003                    --           (1)       (131)        (132)

Partners' deficit at
   June 30, 2003                      60,517      $ (383)     $(7,820)     $(8,203)

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2003        2002
Cash flows from operating activities:
  Net loss                                                       $ (132)      $ (9)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,064        1,041
     Amortization of loan costs                                      37           38
     Loss on early extinguishment of debt                            14           --
     Change in accounts:
      Receivables and deposits                                     (148)          74
      Other assets                                                 (116)         (38)
      Accounts payable                                               28          (21)
      Tenant security deposit liabilities                            (4)          19
      Accrued property taxes                                        185          165
      Other liabilities                                            (131)          53
        Net cash provided by operating activities                   797        1,322

Cash flows from investing activities:
  Property improvements and replacements                           (233)        (312)
  Net receipts from (deposits to) restricted escrows                147          (33)
        Net cash used in investing activities                       (86)        (345)

Cash flows from financing activities:
  Repayment of mortgage notes payable                            (7,600)          --
  Proceeds from mortgage notes payable                            9,290           --
  Payments on mortgage notes payable                               (212)        (197)
  Loan costs paid                                                  (210)         (11)
  Distributions to partners                                      (1,639)      (1,267)
        Net cash used in financing activities                      (371)      (1,475)

Net increase (decrease) in cash and cash equivalents                340         (498)

Cash and cash equivalents at beginning of period                    614          912

Cash and cash equivalents at end of period                       $ 954        $ 414

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 890        $ 873

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ --        $ 41
  Replacement reserves in accounts receivable                     $ 93        $ --

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations for 2003 reflect the loss on early extinguishment of debt at Patchen Place and South Point Apartments (see "Note C") in interest expense rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $181,000 and $188,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $119,000 and $148,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $19,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $58,000 and $91,000 in reimbursements for the six month periods ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2003 or 2002.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale of refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At June 30, 2003, the Partnership had no outstanding amounts due under this line of credit.

In addition to reimbursement for services of affiliates, an affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancings of Patchen Place and South Point Apartments during the six months ended June 30, 2003. These costs were capitalized and are included in other assets on the balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $92,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $112,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

Initially the May 16, 2003 refinancing of Patchen Place Apartments and the June 27, 2003 refinancing of South Point Apartments were under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Patchen Place and South Point Apartments were required to make interest-only payments. The first month's interest rate for Patchen Place Apartments was 2.78% and for South Point Apartments was 2.60%.

As of July 1, 2003, the loan on Patchen Place Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Registrant has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.8% per annum at July 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties are on the Permanent Credit Facility. The loans may be prepaid without penalty.

The Registrant anticipates that during the third quarter of 2003 the Interim Credit Facility Loan on South Point Apartments will be transferred to the lender on the Permanent Credit Facility. Once transferred, the loan under the Permanent Credit Facility on South Point Apartments will be on substantially the same terms as discussed above.

Note D - Casualty Event

On February 15, 2003 an ice storm caused damage to exterior sections on some of the buildings and to the landscaping at Patchen Place Apartments. No actual units were damaged during this occurrence. Reconstruction costs of approximately $36,000 have been incurred as of June 30, 2003. The Partnership does not anticipate a loss related to this casualty as the Partnership expects the costs incurred to be covered by insurance. Additional costs of approximately $22,000 have been incurred since June 30, 2003.

Note E - Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                         Six Months       Per Limited        Six Months       Per Limited
                           Ended          Partnership          Ended          Partnership
                       June 30, 2003          Unit         June 30, 2002         Unit

Operations                 $ 610             $ 9.98            $1,267           $20.72
Refinancing (1)             1,029             16.84                --               --
    Total                  $1,639            $26.82            $1,267           $20.72

(1)   Distribution  from the refinancing of Patchen Place Apartments  during May
      2003.

Subsequent to June 30, 2003, the Partnership declared and paid distributions of approximately $653,000 (approximately $647,000 to the limited partners or $10.69 per limited partnership unit) consisting of approximately $336,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) from operations and approximately $317,000 (approximately $315,000 to the limited partners or $5.20 per limited partnership unit) from the refinancing proceeds of Patchen Place and South Point Apartments.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2003 and 2002:

                                                   Average Occupancy
                                                    2003      2002

      Fairway View II Apartments                    92%        92%
         Baton Rouge, Louisiana
      The Pines Apartments                          91%        94%
         Roanoke, Virginia
      Patchen Place Apartments                      94%        83%
         Lexington, Kentucky
      Northwoods I and II Apartments                95%        96%
         Pensacola, Florida
      South Point Apartments                        89%        92%
         Durham, North Carolina

The Managing General Partner attributes the increase in occupancy at Patchen Place Apartments to increased marketing efforts. The decrease in occupancy at South Point Apartments is due to a slow economy and a decrease in the student population while the local schools are on summer break. The decrease in occupancy at The Pines Apartments is due to layoffs in the area and increased home purchases due to lower interest rates.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2003 was approximately $132,000 compared to a net loss of $9,000 for the six months ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was approximately $60,000 as compared to a net loss of $15,000 for the three months ended June 30, 2002. The increase in net loss for the six months ended June 30, 2003 was due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the three months ended June 30, 2003 was due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased for the three and six months ended June 30, 2003 due to decreases in rental and other income. Rental income decreased primarily due to decreases in average rental rates at South Point, The Pines and Patchen Place Apartments and a decrease in occupancy at South Point, The Pines and Northwoods I and II Apartments partially offset by an increase in occupancy at Patchen Place Apartments. Other income decreased for the three and six months ended June 30, 2003 primarily due to decreased lease cancellation fees at Patchen Place and The Pines Apartments and reduced late charges at Patchen Place Apartments.

Total expenses increased for the six months ended June 30, 2003 due to increases in operating and depreciation expenses partially offset by decreased general and administrative expenses. Total expenses decreased for the three months ended June 30, 2003 primarily due to decreases in general and administrative expenses partially offset by increased operating and depreciation expenses. Operating expenses increased for the three and six months ended June 30, 2003 primarily due to increases in property and maintenance expenses. Property expenses increased due to utility expenses primarily at Patchen Place and The Pines Apartments and payroll and related benefits expenses at Patchen Place Apartments partially offset by decreases in commissions and bonuses and related benefits at The Pines Apartments. Maintenance expense increased due to increases in contract labor for cleaning, trash removal, yards and grounds and interior painting at all of the Partnership's properties. Depreciation expense increased for the three and six months ended June 30, 2003 due to property improvements and replacements completed at all of the Partnership's properties during the last twelve months.

General and administrative expenses decreased for the three and six months ended June 30, 2003 primarily due to decreased non-accountable expense reimbursements paid to the Managing General Partner in connection with distributions made from operations and a reduction in the costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $954,000 as compared to approximately $414,000 at June 30, 2002. Cash and cash equivalents increased by approximately $340,000 from the Partnership's year ended December 31, 2002 due to approximately $797,000 of cash provided by operating activities partially offset by approximately $371,000 of cash used in financing activities and approximately $86,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fairway View II, The Pines and Northwoods I and II Apartments, repayment of mortgage notes payable due to the refinancing of Patchen Place and South Point Apartments, loan costs paid, and distributions to partners partially offset by proceeds of mortgage notes payable due to the refinancing of Patchen Place and South Point Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale of refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At June 30, 2003, the Partnership had no outstanding amounts due under this line of credit.

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

Fairway View II

During the six months ended June 30, 2003, the Partnership completed approximately $20,000 of capital improvements at Fairway View II Apartments, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $48,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning unit, appliance and roofing replacements, parking lot upgrades, and balcony upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as capital reserves and the anticipated cash flow generated by the property.

The Pines

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $31,000 of capital improvements at The Pines Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $44,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning unit, and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Patchen Place

During the six months ended June 30, 2003, the Partnership completed approximately $67,000 of capital improvements at Patchen Place Apartments, consisting primarily of floor covering, air conditioning unit, and appliance replacements and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, and air conditioning unit replacements, painting and balcony and soffit improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Northwoods I and II

During the six months ended June 30, 2003, the Partnership completed approximately $62,000 of capital improvements at Northwoods I and II Apartments, consisting primarily of floor covering, air conditioning unit, and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, gutter, and roofing replacements and swimming pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Point

During the six months ended June 30, 2003, the Partnership completed approximately $53,000 of capital improvements at South Point Apartments, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning unit, and stairwell replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $25,113,000 has maturity dates ranging from October 1, 2012 to December 1, 2021. The mortgage indebtedness of approximately $15,823,000 that was refinanced during 2000 and 2001 requires monthly payments until the loans mature between January 2020 and December 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $9,290,000, that was refinanced during the six months ended June 30, 2003, has balloon payments due in October 2012. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $112,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

Initially the May 16, 2003 refinancing of Patchen Place Apartments and the June 27, 2003 refinancing of South Point Apartments were under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Patchen Place and South Point Apartments were required to make interest-only payments. The first month's interest rate for Patchen Place Apartments was 2.78% and for South Point Apartments was 2.60%.

As of July 1, 2003, the loan on Patchen Place Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Registrant has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.8% per annum at July 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties are on the Permanent Credit Facility. The loans may be prepaid without penalty.

The Registrant anticipates that during the third quarter of 2003 the Interim Credit Facility Loan on South Point Apartments will be transferred to the lender on the Permanent Credit Facility. Once transferred, the loan under the Permanent Credit Facility on South Point Apartments will be on substantially the same terms as discussed above.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                         Six Months       Per Limited        Six Months       Per Limited
                           Ended          Partnership          Ended          Partnership
                       June 30, 2003          Unit         June 30, 2002         Unit

Operations                 $ 610             $ 9.98            $1,267           $20.72
Refinancing (1)             1,029             16.84                --               --
    Total                  $1,639            $26.82            $1,267           $20.72

(1)   Distribution  from the refinancing of Patchen Place Apartments  during May
      2003.

Subsequent to June 30, 2003, the Partnership declared and paid distributions of approximately $653,000 (approximately $647,000 to the limited partners or $10.69 per limited partnership unit) consisting of approximately $336,000 (approximately $332,000 to the limited partners or $5.49 per limited partnership unit) from operations and approximately $317,000 (approximately $315,000 to the limited partners or $5.20 per limited partnership unit) from the refinancing proceeds of Patchen Place and South Point Apartments.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 10.13, Multifamily Note dated May 16, 2003, between National Property Investors 7, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, related to Patchen Place Apartments.

                  Exhibit 10.14, Seventh Reaffirmation and Joinder Agreement dated June 16, 2003 between AIMCO Properties, LP, a Delaware limited partnership, National Property Investors 7, a California limited partnership, GMAC Commercial Mortgage Corporation, a California corporation, the parties who are the current borrowers under the Loan Agreement, the parties who are the Spring Hill Guarantors under the Loan Agreement and Fannie Mae, a federally chartered and stockholder-owned corporation, related to Patchen Place Apartments.

                  Exhibit 10.15, Multifamily Note dated June 27, 2003, between National Property Investors 7, a California limited partnership, and Stewart Title of North Carolina, Inc., a North Carolina corporation, related to South Point Apartments.

                  Exhibit 10.16, Eighth Reaffirmation and Joinder Agreement dated July 17, 2003 between AIMCO Properties, LP, a Delaware limited partnership, National Property Investors 7, a California limited partnership, GMAC Commercial Mortgage Corporation, a California corporation, the parties who are the current borrowers under the Loan Agreement, the parties who are the Spring Hill Guarantors under the Loan Agreement and Fannie Mae, a federally chartered and stockholder-owned corporation, related to South Point Apartments.

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 7;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President  of   NPI   Equity
                                    Investments, Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 7;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 10.13
                                                       Patchen Place Apartments

                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $4,290,000.00                                            As of May 16, 2003


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million Two Hundred Ninety Thousand and 00/100 Dollars (US $4,290,000.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower  pursuant to one of either
(i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among certain borrowers signatory thereto and Lender or (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender. As used herein, the term "Loan
Agreement" shall mean whichever of the loan agreements described in the preceding sentence shall apply from time to time in accordance with their respective terms, along with all amendments, supplements, replacements, restatements or other modifications thereto or thereof from time to time made. The Loan Agreement shall evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan
Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by one or a series of Loan Confirmation Instruments, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instrument (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044 ,
Attention: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument") and reference is made to the Security Instrument for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender six (6) Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; WAIVER OF JURY TRIAL. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or the Security Instrument shall constitute an "Event of Default" under this Note in accordance with the Loan Agreement and the Security Instrument. Upon the occurrence of an Event of Default under the Loan Agreement or the Security Instrument, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Modifications to Note. There are standard modifications to this Note that are attached as Exhibit B-1 and Exhibit B-2 hereto. In addition, there may be special modifications to this Note attached as Exhibit B-3 hereto. All such exhibits are hereby incorporated into this Note as a part hereof.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                   [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                    NATIONAL PROPERTY INVESTORS 7, a California
                                       limited partnership

                                    By:  NPI Equity Investments, Inc., a Florida
                                           corporation, its sole general partner



                                          By:  /s/Patti K. Fielding
                                               Patti K. Fielding
                                               Executive Vice President

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                    By: /s/Ann Bonney
                                       Name: Ann Bonney
                                       Title: Vice President

                                                                 Exhibit 10.14
                 SEVENTH REAFFIRMATION AND JOINDER AGREEMENT


      THIS SEVENTH REAFFIRMATION AND JOINDER AGREEMENT (this "Agreement") is made as of June 16, 2003 by and among (i) AIMCO PROPERTIES, L.P., a Delaware limited partnership ("Guarantor"), (ii) NATIONAL PROPERTY INVESTORS 7, a California limited partnership (the "Additional Borrower") (individually and collectively with all Current Borrowers, as defined below, "Borrower"), (iii) GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender"), (iv) the parties who are the current Borrowers under the Loan Agreement (the "Current Borrowers"), (v) the parties who are the Spring Hill Guarantors under the Loan Agreement ("Spring Hill Guarantors") and (vi) FANNIE MAE, a federally chartered and stockholder-owned corporation ("Fannie Mae").

RECITALS:

      A. Lender, Guarantor, the Current Borrowers and the Spring Hill Guarantors are parties to that certain Amended and Restated Loan Agreement, dated as of September 16, 2002 (as amended, supplemented, replaced, restated or otherwise modified from time to time, the "Loan Agreement"). The Loan Agreement was modified by that certain First Modification, Reaffirmation and Joinder Agreement dated as of November 25, 2002, which modified the Loan Agreement, added Winthrop Texas Investors Limited Partnership, a Maryland limited partnership, owner of the Salem Park Apartments and removed Texas Apartment Investors, a Delaware general partnership, owner of the Ryan's Point Apartments. The Loan Agreement was modified by that certain Second Modification, Reaffirmation and Joinder Agreement dated as of December 27, 2002, which modified the Loan Agreement and added (i) Shelter Properties IV Limited Partnership, a South Carolina limited partnership, owner of the Baymeadows Apartments; (ii) Lexington-Oxford Associates, L.P., an Indiana limited partnership, owner of the Chinoe Creek Apartments; (iii) ORP Four Limited Partnership, a Maryland limited partnership, owner of the Shadow Oaks Apartments; and (iv) Springhill Lake Investors Limited Partnership, a Maryland limited partnership and the Spring Hill Guarantors, owners of the Spring Hill Lake Apartments. The Loan Agreement was modified by that certain Third Reaffirmation and Joinder Agreement dated as of January 21,
2003, which added Shannon Manor Apartments, A Limited Partnership, a South Carolina limited partnership, owner of the Windsor at South Square Apartments. The Loan Agreement was modified by that certain Fourth Reaffirmation and Joinder Agreement dated as of February 21, 2003, which added Stonecreek Limited Partnership, a Tennessee limited partnership, owner of the Cross Creek Apartments. The Loan Agreement was modified by that certain Fifth Reaffirmation and Joinder Agreement dated as of April 21, 2003, which added AIMCO Bercado Shores, L.L.C., a Delaware limited liability company, owner of River Pointe Apartments. The Loan Agreement was modified by that certain Sixth Reaffirmation and Joinder Agreement dated as of May 16, 2003 which added (i) DFW Apartment Investors Limited Partnership, a Delaware limited partnership, owner of Heather Ridge Apartments; (ii) Houston Pines, A California Limited Partnership, a California limited partnership, owner of Forest River Apartments; (iii)
Georgetown AIP II, L.P., a South Carolina limited partnership, owner of Georgetown Apartments; (iv) Wyckford Commons, L.P., a Delaware limited partnership, owner of Wyckford Commons Apartments; (v) New Lake Meadows, L.P., a South Carolina limited partnership, owner of Lake Meadows Apartments; and (vi) AP XII Associates Limited Partnership, a South Carolina limited partnership, doing business in Pennsylvania as AP XII Associates, Limited Partnership, owner of Chambers Ridge Apartments.

      B. All of Lender's right, title and interest in the Loan Agreement, in the Loan Documents executed in connection with the Loan Agreement, and in the transactions contemplated by the Loan Agreement have been assigned to Fannie Mae pursuant to that certain Assignment of Collateral Agreements and Other Loan Documents dated as of November 1, 2002 (the "Assignment"). Fannie Mae will not assume any of the obligations of Lender under the Loan Agreement or the Loan Documents as a result of the Assignment. Fannie Mae has designated Lender as the servicer of the Loans contemplated by the Loan Agreement.

      C. The parties hereto wish to acknowledge certain modifications to the Loan Agreement as set forth below.

      D. Additional Borrower desires to join in the Loan Agreement as if it were a Current Borrower thereunder.

      E. Guarantor hereby joins in this Agreement to evidence its consent hereto and to reaffirm its obligations under the Loan Agreement and the Guaranty.

Agreement:

      NOW, THEREFORE, in consideration of the mutual covenants set forth herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Recitals. The Recitals set forth above are incorporated herein by reference as if fully set forth in the body of this Agreement.

2. Definitions. All capitalized terms not defined herein shall have the same meaning as set forth in the Loan Agreement.

3. Reaffirmation. Current Borrowers hereby reaffirm their respective obligations pursuant to the Loan Agreement and the Loan Documents to which they are parties.

4. Joinder. Additional Borrower hereby joins in the Loan Agreement as if it were a Current Borrower thereunder and hereby agrees that all references in the Loan Agreement and in any other Loan Documents to any Borrower shall include the Additional Borrower. The information describing the Loan to Additional Borrower and the Mortgaged Property securing such Loan for purposes of Schedule A to the Loan Agreement is as follows:

     Mortgaged Property        Initial Closing       Initial       Loan Amount
                                     Date           Valuation
Patchen Place Apartments         May 16, 2003      $6,600,000.00   $4,290,000.00

5. Consent. The parties hereto hereby consent to the provisions of this Agreement, agree that the Loan Agreement is in full force and effect and confirm that the provisions of the Related Loan Agreement shall no longer govern the Loan described in paragraph 4 above.

6. Guaranty. Guarantor hereby (i) acknowledges and consents to the addition of the Additional Borrower under the Loan Agreement, (ii) acknowledges and consents to the increase and expansion of the credit facility and the other changes and the terms and conditions of the Loan Agreement, and (iii) confirms to the Lender and Fannie Mae that the terms and provisions of the Guaranty for each Loan remain in full force and effect.

7. Counterparts. This Agreement may be executed in counterparts by the parties hereto, and each such counterpart shall be considered an original and all such counterparts shall constitute one and the same document.

8. Governing Law. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Agreement to the fullest extent as if the text of such Section were set forth in its entirety hereto.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       California corporation



                                    By: /s/Ann Bonney
                                       Name: Ann Bonney
                                       Title: Vice President

                                     AIMCO:

                                    AIMCO PROPERTIES, L.P., a Delaware
                                      limited partnership

                                    By:  AIMCO-GP, Inc., a Delaware
                                         corporation, its general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    ADDITIONAL BORROWER:

                                    (Patchen Place Apartments)

                                    NATIONAL PROPERTY INVESTORS 7, a
                                       California limited partnership

                       By: NPI Equity Investments, Inc., a
                          Florida corporation, its sole
                                 general partner



                                          By:/s/Patti K. Fielding
                                               Patti K. Fielding
                                               Executive Vice President

                                    CURRENT BORROWERS:

                                    (Heather Ridge Apartments)

                                    DFW APARTMENT INVESTORS LIMITED
                                       PARTNERSHIP, a Delaware limited
                                       partnership

                                    By:   Winthrop Financial Associates, A
                                          Limited Partnership, a Maryland
                                          limited partnership, its general
                                          partner

                                          By:   NHP Management Company, a
                                                District of Columbia
                                                corporation, its associate
                                                general partner



                                                By:   /s/Patti K. Fielding
                                                     Patti K. Fielding
                                                     Executive Vice President

                                    (Forest River Apartments)

                                    HOUSTON PINES, A CALIFORNIA LIMITED
                                       PARTNERSHIP, a California limited
                                       partnership

                                    By:   Angeles Realty Corporation, a
                                          California corporation, its general
                                          partner



                                          By:/s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    (Georgetown Apartments)

                                    GEORGETOWN AIP II, L.P., a South Carolina
                                       limited partnership

                                    By:   AIP II Georgetown GP, L.L.C., a
                                             South Carolina limited liability
                                             company, its general partner

                                          By:   Angeles Income Properties,
                                                   Ltd. II, a California
                                                   limited partnership, its
                                                   sole member

                                                By:    Angeles Realty
                                                         Corporation II, a
                                                         California
                                                         corporation, its
                                                         managing general
                                                         partner



                                                      By:/s/Patti K. Fielding
                                                         Patti K. Fielding
                                                         Executive Vice
                                                         President

                                    (Wyckford Commons Apartments)

                                    WYCKFORD COMMONS, L.P., a Delaware
                                       limited partnership

                                    By:   Davidson Properties, Inc., a
                                             Tennessee corporation, its
                                             managing general partner



                                          By:/s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    (Lake Meadows Apartments)

                                    NEW LAKE MEADOWS, L.P., a South Carolina
                                       limited partnership

                                    By:   Lake Meadows GP, L.L.C., a South
                                             Carolina limited liability
                                             company, its general partner

                                          By:   Angeles Opportunity
                                                   Properties, Ltd., A
                                                   California Limited
                                                   Partnership, a California
                                                   limited partnership, its
                                                   sole member

                                                By:   Angeles Realty
                                                         Corporation II, a
                                                         California corporation,
                                                         its general partner



                                                      By:/s/Patti K. Fielding
                                                         Patti K. Fielding
                                                         Executive Vice
                                                         President

                                    (Chambers Ridge Apartments)

                                    AP XII ASSOCIATES LIMITED PARTNERSHIP, a
                                       South Carolina limited partnership

                                     By: AP XII Associates GP, L.L.C., a South
                                         Carolina limited liability company, its
                                         general partner

                                         By:  Angeles Partners XII, a California
                                             limited partnership, is sole member

                                             By:  Angeles Realty Corporation II,
                                                  a California corporation, its
                                                    managing general partner



                                                   By:/s/Patti K. Fielding(SEAL)
                                                         Patti K. Fielding
                                                         Executive Vice
                                                         President

                                    (River Pointe Apartments)

                                    AIMCO BERCADO SHORES, L.L.C., a Delaware
                                       limited liability company

                                    By:   AIMCO Properties, L.P., a Delaware
                                          limited partnership, its sole
                                          member and manager

                                          By:   AIMCO-GP, Inc., a Delaware
                                                corporation, its general
                                                partner



                                                By:   /s/Patti K. Fielding
                                                     Patti K. Fielding
                                                         Executive Vice
                                    President

                                    (Cross Creek Apartments)

                                    STONECREEK LIMITED PARTNERSHIP, a
                                       Tennessee limited partnership

                        By: Davidson Properties, Inc., a
                       Tennessee corporation, its managing
                                 general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Windsor Apartments)

                                    SHANNON MANOR APARTMENTS, A LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:    AmReal Corporation, a South
                                           Carolina corporation, its general
                                           partner



                                           By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Salem Apartments)


                                    WINTHROP TEXAS INVESTORS LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:  Two Winthrop Limited Partnership, a
                                         Maryland limited partnership, its
                                         general partner

                                         By: Nine Winthrop Properties, Inc.,
                                             a Maryland corporation, its
                                             general partner



                                             By:/s/Patti K. Fielding
                                                Patti K. Fielding
                                                Vice President - Residential
                                                Securities and Debt

                                    (Riverwood Apartments)


                                    RIVER WOOD ASSOCIATES, L.P., an Indiana
                                      limited partnership

                                    By:  Oxford General Partners Corporation,
                                         a Delaware corporation, its general
                                         partner



                                         By:/s/Patti K. Fielding
                                            Patti K. Fielding
                                            Executive Vice President

                                   (Lakeside Manor Apartments)


                                   AIMCO LAKESIDE MANOR, L.P., a Delaware
                                    limited partnership

                                   By:  AIMCO Holdings, L.P., a Delaware
                                         limited partnership, its general
                                         partner

                                       By:  AIMCO Holdings QRS, Inc., a
                                            Delaware corporation, its general
                                            partner



                                           By:/s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    (Big Walnut Apartments)


                                    BIG WALNUT, L.P., a Delaware limited
                                       partnership

                                    By:   Davidson Diversified Properties,
                                          Inc., a Tennessee corporation, its
                                          general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Versailles on the Lake Apartments)

                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.,
                                       a Delaware limited partnership

                                    By:   Davidson Diversified Properties,
                                          Inc., a Tennessee corporation, its
                                          managing general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Lebanon Station Apartment)

                                    LAKE EDEN ASSOCIATES, L.P., a Delaware
                                       limited partnership

                                    By:  Jacques-Miller Associates, a
                                         Tennessee general partnership, its
                                         managing general partner

                                         By: JMA Equities, L.P., a Delaware
                                             limited partnership, its
                                             managing partner

                                             By:  MAE JMA, Inc., a Delaware
                                                  corporation, its managing
                                                  general partner



                                                  By:/s/Patti K. Fielding
                                                     Patti K. Fielding
                                                     Executive Vice President

                                    (Carriage House Apartments)
                                    (Rocky Creek Apartments)

                                    SHELTER PROPERTIES VI LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:   Shelter Realty VI Corporation, a
                                          South Carolina corporation, its
                                          corporate general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Hunt Club Apartments)

                                    DFW RESIDENTIAL INVESTORS LIMITED
                                       PARTNERSHIP, a Delaware limited
                                       partnership

                                    By:   Winthrop Financial Associates, A
                                          Limited Partnership, a Maryland
                                          limited partnership, its general
                                          partner

                                          By:   NHP Management Company, a
                                                District of Columbia
                                                corporation, its associate
                                                general partner



                                                By:/s/Patti K. Fielding
                                                   Patti K. Fielding
                                                   Executive Vice President

                                    (Baymeadows Apartments)

                                    SHELTER PROPERTIES IV LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:   Shelter Realty IV Corporation, a
                                          South Carolina corporation, doing
                                          business in Florida as Shelter
                                          Realty IV Corporation of South
                                          Carolina, its managing general
                                          partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Spring Hill Lake Apartments)


                                    SPRINGHILL LAKE INVESTORS LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Three Winthrop Properties, Inc., a
                                          Massachusetts corporation, its
                                          managing general partner



                                          By:/s/Patti K. Fielding(SEAL)
                                             Patti K. Fielding
                                             Vice President - Residential
                                             Securities and Debt

                                    (Shadow Oaks Apartments)

                                    ORP FOUR LIMITED PARTNERSHIP, a Maryland
                                       limited partnership

                                    By:  ORP Corporation IV, a Maryland
                                         corporation, its general partner



                                         By:/s/Patti K. Fielding
                                            Patti K. Fielding
                                            Executive Vice President

                                    (Park at Deerbrook Apartments)

                                    TEXAS APARTMENT INVESTORS, a Delaware
                                       general partnership

                                    By:   Texas Residential Investors Limited
                                         Partnership, a Delaware limited
                                         partnership, doing business in Texas
                                         as Texas Winthrop Residential
                                         Investors Limited Partnership, its
                                         general partner

                                         By:   Winthrop Properties Limited
                                             Partnership, a Delaware limited
                                             partnership, its general partner

                                             By:   Six Winthrop Properties,
                                                  Inc., a Delaware
                                                  corporation, its general
                                                  partner


                                                  By:/s/Patti K. Fielding
                                                     Patti K. Fielding
                                                     Vice President -
                                                     Residential Securities
                                                     and Debt

                                    SPRING HILL GUARANTORS:

                                    FIRST SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner



                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt


                                    SECOND SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner



                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    THIRD SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    FOURTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    FIFTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SIXTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SEVENTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    EIGHTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    NINTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SPRINGHILL COMMERCIAL LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SPRINGFIELD FACILITIES, LLC, a Maryland
                                       limited liability company (successor
                                       by merger to Springfield Facilities,
                                       Inc., Maryland corporation)

                                    By:  Springhill Commercial Limited
                                         Partnership, a Maryland limited
                                         partnership, its sole member

                                         By: Springhill Lake Investors
                                             Limited Partnership, a Maryland
                                             limited partnership, its sole
                                             general partner

                                             By:  Three Winthrop Properties,
                                                  Inc., a Massachusetts
                                                  corporation, its managing
                                                  general partner


                                                  By:/s/Patti K. Fielding(SEAL)
                                                     Patti K. Fielding
                                                     Vice President -
                                                     Residential Securities
                                                     and Debt

                                                                 Exhibit 10.15
                                                        South Point Apartments

                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $5,000,000.00                                           As of June 27, 2003


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million and 00/100 Dollars (US $5,000,000.00) with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower  pursuant to one of either
(i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among certain borrowers signatory thereto and Lender or (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender. As used herein, the term "Loan
Agreement" shall mean whichever of the loan agreements described in the preceding sentence shall apply from time to time in accordance with their respective terms, along with all amendments, supplements, replacements, restatements or other modifications thereto or thereof from time to time made. The Loan Agreement shall evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan
Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by one or a series of Loan Confirmation Instruments, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instrument (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044 ,
Attention: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument") and reference is made to the Security Instrument for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender six (6) Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; WAIVER OF JURY TRIAL. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or the Security Instrument shall constitute an "Event of Default" under this Note in accordance with the Loan Agreement and the Security Instrument. Upon the occurrence of an Event of Default under the Loan Agreement or the Security Instrument, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Modifications to Note. There are standard modifications to this Note that are attached as Exhibit B-1 and Exhibit B-2 hereto. In addition, there may be special modifications to this Note attached as Exhibit B-3 hereto. All such exhibits are hereby incorporated into this Note as a part hereof.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                 [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                    NATIONAL PROPERTY  INVESTORS 7, a California
                                       limited  partnership,  doing  business in
                                       North   Carolina  as  National   Property
                                       Investors 7 Limited Partnership

                                    By:   NPI Equity Investments, Inc., a
                                             Florida corporation, its sole
                                             general partner



                                          By:      /s/Patti K. Fielding
                                               Patti K. Fielding
                                               Executive Vice President

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                    By: /s/Ann Bonney
                                       Name: Ann Bonney
                                       Title: Vice President

                                                                 Exhibit 10.16


                  EIGHTH REAFFIRMATION AND JOINDER AGREEMENT


      THIS EIGHTH REAFFIRMATION AND JOINDER AGREEMENT (this "Agreement") is made as of July 17, 2003 by and among (i) AIMCO PROPERTIES, L.P., a Delaware limited partnership ("Guarantor"), (ii) NATIONAL PROPERTY INVESTORS 7, a California limited partnership, doing business in North Carolina as National Property Investors 7 Limited Partnership (the "Additional Borrower") (individually and collectively with all Current Borrowers, as defined below, "Borrower"), (iii) GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender"), (iv) the parties who are the current Borrowers under the Loan Agreement (the "Current Borrowers"), (v) the parties who are the Spring Hill Guarantors under the Loan Agreement ("Spring Hill Guarantors") and (vi) FANNIE MAE, a federally chartered and stockholder-owned corporation ("Fannie Mae").

RECITALS:

      A. Lender, Guarantor, the Current Borrowers and the Spring Hill Guarantors are parties to that certain Amended and Restated Loan Agreement, dated as of September 16, 2002 (as amended, supplemented, replaced, restated or otherwise modified from time to time, the "Loan Agreement"). The Loan Agreement was modified by that certain First Modification, Reaffirmation and Joinder Agreement dated as of November 25, 2002, which modified the Loan Agreement, added Winthrop Texas Investors Limited Partnership, a Maryland limited partnership, owner of the Salem Park Apartments and removed Texas Apartment Investors, a Delaware general partnership, owner of the Ryan's Point Apartments. The Loan Agreement was modified by that certain Second Modification, Reaffirmation and Joinder Agreement dated as of December 27, 2002, which modified the Loan Agreement and added (i) Shelter Properties IV Limited Partnership, a South Carolina limited partnership, owner of the Baymeadows Apartments; (ii) Lexington-Oxford Associates, L.P., an Indiana limited partnership, owner of the Chinoe Creek Apartments; (iii) ORP Four Limited Partnership, a Maryland limited partnership, owner of the Shadow Oaks Apartments; and (iv) Springhill Lake Investors Limited Partnership, a Maryland limited partnership and the Spring Hill Guarantors, owners of the Spring Hill Lake Apartments. The Loan Agreement was modified by that certain Third Reaffirmation and Joinder Agreement dated as of January 21,
2003, which added Shannon Manor Apartments, A Limited Partnership, a South Carolina limited partnership, owner of the Windsor at South Square Apartments. The Loan Agreement was modified by that certain Fourth Reaffirmation and Joinder Agreement dated as of February 21, 2003, which added Stonecreek Limited Partnership, a Tennessee limited partnership, owner of the Cross Creek Apartments. The Loan Agreement was modified by that certain Fifth Reaffirmation and Joinder Agreement dated as of April 21, 2003, which added AIMCO Bercado Shores, L.L.C., a Delaware limited liability company, owner of River Pointe Apartments. The Loan Agreement was modified by that certain Sixth Reaffirmation and Joinder Agreement dated as of May 16, 2003, which added (i) DFW Apartment Investors Limited Partnership, a Delaware limited partnership, owner of Heather Ridge Apartments; (ii) Houston Pines, A California Limited Partnership, a California limited partnership, owner of Forest River Apartments; (iii)
Georgetown AIP II, L.P., a South Carolina limited partnership, owner of Georgetown Apartments; (iv) Wyckford Commons, L.P., a Delaware limited partnership, owner of Wyckford Commons Apartments; (v) New Lake Meadows, L.P., a South Carolina limited partnership, owner of Lake Meadows Apartments; and (vi) AP XII Associates Limited Partnership, a South Carolina limited partnership, doing business in Pennsylvania as AP XII Associates, Limited Partnership, owner of Chambers Ridge Apartments. The Loan Agreement was modified by that certain Seventh Reaffirmation and Joinder Agreement dated as of June 16, 2003, which added National Property Investors 7, a California limited partnership, owner of Patchen Place Apartments.

      B. All of Lender's right, title and interest in the Loan Agreement, in the Loan Documents executed in connection with the Loan Agreement, and in the transactions contemplated by the Loan Agreement have been assigned to Fannie Mae pursuant to that certain Assignment of Collateral Agreements and Other Loan Documents dated as of November 1, 2002 (the "Assignment"). Fannie Mae will not assume any of the obligations of Lender under the Loan Agreement or the Loan Documents as a result of the Assignment. Fannie Mae has designated Lender as the servicer of the Loans contemplated by the Loan Agreement.

      C. The parties hereto wish to acknowledge certain modifications to the Loan Agreement as set forth below.

      D. Additional Borrower desires to join in the Loan Agreement as if it were a Current Borrower thereunder.

      E. Guarantor hereby joins in this Agreement to evidence its consent hereto and to reaffirm its obligations under the Loan Agreement and the Guaranty.

Agreement:

      NOW, THEREFORE, in consideration of the mutual covenants set forth herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Recitals. The Recitals set forth above are incorporated herein by reference as if fully set forth in the body of this Agreement.

2. Definitions. All capitalized terms not defined herein shall have the same meaning as set forth in the Loan Agreement.

3. Reaffirmation. Current Borrowers hereby reaffirm their respective obligations pursuant to the Loan Agreement and the Loan Documents to which they are parties.

4. Joinder. Additional Borrower hereby joins in the Loan Agreement as if it were a Current Borrower thereunder and hereby agrees that all references in the Loan Agreement and in any other Loan Documents to any Borrower shall include the Additional Borrower. The information describing the Loan to Additional Borrower and the Mortgaged Property securing such Loan for purposes of Schedule A to the Loan Agreement is as follows:

     Mortgaged Property        Initial Closing       Initial       Loan Amount
                                     Date           Valuation
South Point Apartments          June 27, 2003      $7,700,000.00   $5,000,000.00

5. Consent. The parties hereto hereby consent to the provisions of this Agreement, agree that the Loan Agreement is in full force and effect and confirm that the provisions of the Related Loan Agreement shall no longer govern the Loan described in paragraph 4 above.

6. Guaranty. Guarantor hereby (i) acknowledges and consents to the addition of the Additional Borrower under the Loan Agreement, (ii) acknowledges and consents to the increase and expansion of the credit facility and the other changes and the terms and conditions of the Loan Agreement, and (iii) confirms to the Lender and Fannie Mae that the terms and provisions of the Guaranty for each Loan remain in full force and effect.

7. Counterparts. This Agreement may be executed in counterparts by the parties hereto, and each such counterpart shall be considered an original and all such counterparts shall constitute one and the same document.

8. Governing Law. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Agreement to the fullest extent as if the text of such Section were set forth in its entirety hereto.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.



                 [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       California corporation



                                    By: /s/Ann Bonney
                                       Name: Ann Bonney
                                       Title: Vice President

                                     AIMCO:

                                    AIMCO PROPERTIES, L.P., a Delaware
                                      limited partnership

                                    By:  AIMCO-GP, Inc., a Delaware
                                         corporation, its general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    ADDITIONAL BORROWER:

                                    (South Point Apartments)

                                    NATIONAL PROPERTY INVESTORS 7, a California limited partnership, doing business in North Carolina as National Property Investors 7 Limited Partnership

                                    By:   NPI Equity Investments, Inc., a
                                    Florida     corporation, its sole general
                                     partner

                                          By:   /s/Patti K. Fielding
                                                   Patti K. Fielding
                                                   Executive Vice President

                                    CURRENT BORROWERS:

                                    (Patchen Place Apartments)

                                    NATIONAL PROPERTY INVESTORS 7, a
                                    California limited partnership

                                    By:  NPI Equity Investments, Inc., a
                                    Florida     corporation, its sole general
                                    partner.



                                          By:  /s/Patti K. Fielding
                                                Patti K. Fielding
                                                Executive Vice President

                                    (Heather Ridge Apartments)

                                    DFW APARTMENT INVESTORS LIMITED
                                       PARTNERSHIP, a Delaware limited
                                       partnership

                                    By:   Winthrop Financial Associates, A
                                          Limited Partnership, a Maryland
                                          limited partnership, its general
                                          partner

                                          By:   NHP Management Company, a
                                                District of Columbia
                                                corporation, its associate
                                                general partner



                                                By:   /s/Patti K. Fielding
                                                     Patti K. Fielding
                                                     Executive Vice President

                                    (Forest River Apartments)

                                    HOUSTON PINES, A CALIFORNIA LIMITED
                                       PARTNERSHIP, a California limited
                                       partnership

                                    By:   Angeles Realty Corporation, a
                                          California corporation, its general
                                          partner



                                          By:/s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    (Georgetown Apartments)

                                    GEORGETOWN AIP II, L.P., a South Carolina
                                       limited partnership

                                    By:   AIP II Georgetown GP, L.L.C., a
                                             South Carolina limited liability
                                             company, its general partner

                                          By:   Angeles Income Properties,
                                                   Ltd. II, a California
                                                   limited partnership, its
                                                   sole member

                                                By:    Angeles Realty
                                                         Corporation II, a
                                                         California
                                                         corporation, its
                                                         managing general
                                                         partner



                                                      By:/s/Patti K. Fielding
                                                         Patti K. Fielding
                                                         Executive Vice
                                                         President

                                    (Wyckford Commons Apartments)

                                    WYCKFORD COMMONS, L.P., a Delaware
                                       limited partnership

                                    By:   Davidson Properties, Inc., a
                                             Tennessee corporation, its
                                             managing general partner



                                          By:/s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    (Lake Meadows Apartments)

                                    NEW LAKE MEADOWS, L.P., a South Carolina
                                       limited partnership

                                    By:   Lake Meadows GP, L.L.C., a South
                                             Carolina limited liability
                                             company, its general partner

                                          By:   Angeles Opportunity
                                                   Properties, Ltd., A
                                                   California Limited
                                                   Partnership, a California
                                                   limited partnership, its
                                                   sole member

                                                By:   Angeles Realty
                                                         Corporation II, a
                                                         California corporation,
                                                         its general partner



                                                      By:/s/Patti K. Fielding
                                                         Patti K. Fielding
                                                         Executive Vice
                                                         President

                                    (Chambers Ridge Apartments)

                                    AP XII ASSOCIATES LIMITED PARTNERSHIP, a
                                       South Carolina limited partnership

                                     By: AP XII Associates GP, L.L.C., a South
                                         Carolina limited liability company, its
                                         general partner

                                         By:  Angeles Partners XII, a California
                                             limited partnership, is sole member

                                             By:  Angeles Realty Corporation II,
                                                  a California corporation, its
                                                  managing general partner



                                                   By:/s/Patti K. Fielding(SEAL)
                                                         Patti K. Fielding
                                                         Executive Vice
                                                         President

                                    (River Pointe Apartments)

                                    AIMCO BERCADO SHORES, L.L.C., a Delaware
                                       limited liability company

                                    By:   AIMCO Properties, L.P., a Delaware
                                          limited partnership, its sole
                                          member and manager

                                          By:   AIMCO-GP, Inc., a Delaware
                                                corporation, its general
                                                partner



                                                By:   /s/Patti K. Fielding
                                                     Patti K. Fielding
                                                         Executive Vice
                                    President

                                   (Windsor Apartments)

                                    SHANNON MANOR APARTMENTS, A LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:    AmReal Corporation, a South
                                           Carolina corporation, its general
                                           partner



                                           By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Salem Apartments)


                                    WINTHROP TEXAS INVESTORS LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:  Two Winthrop Limited Partnership, a
                                         Maryland limited partnership, its
                                         general partner

                                         By: Nine Winthrop Properties, Inc.,
                                             a Maryland corporation, its
                                             general partner



                                             By:/s/Patti K. Fielding
                                                Patti K. Fielding
                                                Vice President - Residential
                                                Securities and Debt

                                    (Riverwood Apartments)


                                    RIVER WOOD ASSOCIATES, L.P., an Indiana
                                      limited partnership

                                    By:  Oxford General Partners Corporation,
                                         a Delaware corporation, its general
                                         partner



                                         By:/s/Patti K. Fielding
                                            Patti K. Fielding
                                            Executive Vice President

                                   (Lakeside Manor Apartments)


                                   AIMCO LAKESIDE MANOR, L.P., a Delaware
                                    limited partnership

                                   By:  AIMCO Holdings, L.P., a Delaware
                                         limited partnership, its general
                                         partner

                                       By:  AIMCO Holdings QRS, Inc., a
                                            Delaware corporation, its general
                                            partner



                                           By:/s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    (Big Walnut Apartments)


                                    BIG WALNUT, L.P., a Delaware limited
                                       partnership

                                    By:   Davidson Diversified Properties,
                                          Inc., a Tennessee corporation, its
                                          general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Versailles on the Lake Apartments)

                                    DAVIDSON DIVERSIFIED REAL ESTATE I, L.P.,
                                       a Delaware limited partnership

                                    By:   Davidson Diversified Properties,
                                          Inc., a Tennessee corporation, its
                                          managing general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Lebanon Station Apartment)

                                    LAKE EDEN ASSOCIATES, L.P., a Delaware
                                       limited partnership

                                    By:  Jacques-Miller Associates, a
                                         Tennessee general partnership, its
                                         managing general partner

                                         By: JMA Equities, L.P., a Delaware
                                             limited partnership, its
                                             managing partner

                                             By:  MAE JMA, Inc., a Delaware
                                                  corporation, its managing
                                                  general partner



                                                  By:/s/Patti K. Fielding
                                                     Patti K. Fielding
                                                     Executive Vice President

                                    (Carriage House Apartments)
                                    (Rocky Creek Apartments)

                                    SHELTER PROPERTIES VI LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:   Shelter Realty VI Corporation, a
                                          South Carolina corporation, its
                                          corporate general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Hunt Club Apartments)

                                    DFW RESIDENTIAL INVESTORS LIMITED
                                       PARTNERSHIP, a Delaware limited
                                       partnership

                                    By:   Winthrop Financial Associates, A
                                          Limited Partnership, a Maryland
                                          limited partnership, its general
                                          partner

                                          By:   NHP Management Company, a
                                                District of Columbia
                                                corporation, its associate
                                                general partner



                                                By:/s/Patti K. Fielding
                                                   Patti K. Fielding
                                                   Executive Vice President

                                    (Baymeadows Apartments)

                                    SHELTER PROPERTIES IV LIMITED
                                       PARTNERSHIP, a South Carolina limited
                                       partnership

                                    By:   Shelter Realty IV Corporation, a
                                          South Carolina corporation, doing
                                          business in Florida as Shelter
                                          Realty IV Corporation of South
                                          Carolina, its managing general
                                          partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                    (Spring Hill Lake Apartments)


                                    SPRINGHILL LAKE INVESTORS LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Three Winthrop Properties, Inc., a
                                          Massachusetts corporation, its
                                          managing general partner



                                          By:/s/Patti K. Fielding(SEAL)
                                             Patti K. Fielding
                                             Vice President - Residential
                                             Securities and Debt

                                    (Shadow Oaks Apartments)

                                    ORP FOUR LIMITED PARTNERSHIP, a Maryland
                                       limited partnership

                                    By:  ORP Corporation IV, a Maryland
                                         corporation, its general partner



                                         By:/s/Patti K. Fielding
                                            Patti K. Fielding
                                            Executive Vice President

                                    (Park at Deerbrook Apartments)

                                    TEXAS APARTMENT INVESTORS, a Delaware
                                       general partnership

                                    By:   Texas Residential Investors Limited
                                         Partnership, a Delaware limited
                                         partnership, doing business in Texas
                                         as Texas Winthrop Residential
                                         Investors Limited Partnership, its
                                         general partner

                                         By:   Winthrop Properties Limited
                                             Partnership, a Delaware limited
                                             partnership, its general partner

                                             By:   Six Winthrop Properties,
                                                  Inc., a Delaware
                                                  corporation, its general
                                                  partner


                                                  By:/s/Patti K. Fielding
                                                     Patti K. Fielding
                                                     Vice President -
                                                     Residential Securities
                                                     and Debt

                                    SPRING HILL GUARANTORS:

                                    FIRST SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner



                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt


                                    SECOND SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner



                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    THIRD SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    FOURTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    FIFTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SIXTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SEVENTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    EIGHTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    NINTH SPRINGHILL LAKE LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SPRINGHILL COMMERCIAL LIMITED
                                       PARTNERSHIP, a Maryland limited
                                       partnership

                                    By:   Springhill Lake Investors Limited
                                          Partnership, a Maryland limited
                                          partnership, its sole general
                                          partner

                                          By:   Three Winthrop Properties,
                                                Inc., a Massachusetts
                                                corporation, its managing
                                                general partner


                                                By:/s/Patti K. Fielding(SEAL)
                                                   Patti K. Fielding
                                                   Vice President -
                                                   Residential Securities and
                                                   Debt

                                    SPRINGFIELD FACILITIES, LLC, a Maryland
                                       limited liability company (successor
                                       by merger to Springfield Facilities,
                                       Inc., Maryland corporation)

                                    By:  Springhill Commercial Limited
                                         Partnership, a Maryland limited
                                         partnership, its sole member

                                         By: Springhill Lake Investors
                                             Limited Partnership, a Maryland
                                             limited partnership, its sole
                                             general partner

                                             By:  Three Winthrop Properties,
                                                  Inc., a Massachusetts
                                                  corporation, its managing
                                                  general partner


                                                  By:/s/Patti K.Fielding(SEAL)
                                                     Patti K. Fielding
                                                     Vice President -
                                                     Residential Securities
                                                     and Debt