Form 10KSB
period 2003-12-31
NATIONAL PROPERTY INVESTORS 7
filed 2004-03-26
CIK 732439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934


              For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $2,865,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

From February 1984 through February 1985, the Partnership offered 100,000 limited partnership units at $500 per unit for an aggregate of $50,000,000 and sold 60,517 units providing net proceeds of $30,259,000, pursuant to a Registration Statement filed with the Securities and Exchange Commission. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase seven income producing residential real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. One property was sold and another was foreclosed on in 1994. Three properties were sold in 2003. The Partnership continues to own and operate the remaining two properties (see "Item
2. Description of Properties").

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.
Item 2.    Description of Properties

The following table sets forth the Partnership's investment in properties:

                              Date of
Property                      Purchase    Type of Ownership        Use

Fairway View II Apartments     11/84   Fee ownership subject   Apartment
  Baton Rouge, Louisiana               to first mortgage       204 units

The Pines Apartments           04/85   Fee ownership subject   Apartment
  Roanoke, Virginia                    to first mortgage       216 units

On October 31, 2003, the Partnership sold Patchen Place Apartments to an unrelated third party for net proceeds of approximately $6,815,000 after payment of closing costs. The Partnership realized a gain of approximately $4,703,000 as a result of the sale. The Partnership used approximately $4,254,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $92,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,076,000 and $1,246,000, respectively, of revenue generated by the property.

On December 9, 2003, the Partnership sold Northwoods Apartments to an unrelated third party for net proceeds of approximately $11,454,000 after payment of closing costs. The Partnership realized a gain of approximately $8,028,000 as a result of the sale. The buyer assumed the mortgage encumbering the property of approximately $6,611,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $207,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,010,000 and $2,177,000, respectively, of revenue generated by the property.

On December 30, 2003, the Partnership sold South Point Apartments to an unrelated third party for net proceeds of approximately $8,135,000 after payment of closing costs. The Partnership realized a gain of approximately $4,973,000 as a result of the sale. The Partnership used approximately $4,948,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $105,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,262,000 and $1,357,000, respectively, of revenue generated by the property.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                    Carrying  Accumulated                       Federal
Property             Value    Depreciation    Rate    Method   Tax Basis
                       (in thousands)                         (in thousands)

Fairway View II     $11,002     $ 7,155     5-30 yrs   S/L      $ 1,402
The Pines             8,744       6,570     5-30 yrs   S/L        1,016
      Total         $19,746     $13,725                         $ 2,418

See "Item 7. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                     Principal                                 Principal
                    Balance At                                  Balance
                   December 31,  Interest  Period   Maturity    Due At
Property               2003        Rate   Amortized   Date   Maturity (1)
                  (in thousands)                            (in thousands)

Fairway View II       $ 5,163     7.03%    20 yrs   12/01/21     $ --
The Pines               3,830     7.97%    20 yrs   01/01/20       --
      Total           $ 8,993                                    $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in (loss) income from discontinued operations. The new mortgage was repaid with the proceeds from the sale of Patchen Place Apartments in October 2003 (see "Item 7. Financial Statements - Note E").

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in (loss) income from discontinued operations. The new mortgage was repaid with the proceeds from the sale of South Point Apartments in December 2003 (see "Item 7. Financial Statements - Note E").

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

As of July 1 and August 1,  2003,  the loans on  Patchen  Place and South  Point
Apartments, respectively, were assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties are on the Permanent Credit Facility. The loans were repaid when Patchen Place Apartments sold in October 2003 and South Point Apartments sold in December 2003.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                               Average Annual              Average
                                Rental Rates              Occupancy
                                   (per unit)
Property                     2003          2002        2003        2002

Fairway View II (1)         $7,193        $7,098        90%        94%
The Pines                    7,231         7,252        92%        94%

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View II to strong competition from new construction in the local market area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                 2003          2003
                                 Taxes        Rates
                                 (in thousands)

         Fairway View II         $ 47         10.40%
         The Pines                 79          1.12%

Capital Improvements

Fairway View II

During the year ended December 31, 2003, the Partnership completed approximately $66,000 of capital improvements at Fairway View II, consisting primarily of roof and plumbing fixture upgrades and floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $112,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the year ended December 31, 2003, the Partnership completed approximately $52,000 of capital improvements at The Pines, consisting primarily of water heater, air conditioning unit, office computer, cabinet and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $119,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property, as well as anticipated cash flow generated by the property.

Patchen Place

During the year ended December 31, 2003, the Partnership completed approximately $202,000 of capital improvements at Patchen Place, consisting primarily of roof upgrades and floor covering, air conditioning unit, water heater, and appliance replacements. These improvements were funded from operating cash flow, insurance proceeds, and replacement reserves. Patchen Place was sold in October 2003.

Northwoods I and II

During the year ended December 31, 2003, the Partnership completed approximately $117,000 of capital improvements at Northwoods I and II, consisting primarily of floor covering, air conditioning unit, and appliance replacements and structural improvements. These improvements were funded from operating cash flow. Northwoods I and II was sold in December 2003.

South Point

During the year ended December 31, 2003, the Partnership completed approximately $109,000 of capital improvements at South Point, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. South Point was sold in December 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.    Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to the vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.    Market for the Partnership's Equity and Related Partner
           Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units (the "Units") and sold 60,517 limited partnership units aggregating $30,259,000. At December 31, 2003, the Partnership had 1,112 holders of record owning an aggregate of 60,517 Units. Affiliates of the Managing General Partner owned 41,649.67 Units or 68.82% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                    Per Limited                   Per Limited
                      Year Ended    Partnership    Year Ended     Partnership
                     December 31,      Unit     December 31, 2002    Unit
                         2003

Operations             $ 1,217        $ 19.90        $ 1,584        $ 25.91
Refinancing (1)          1,347          22.04            242           3.97
Sales proceeds (2)       7,340         120.08             --             --
                       $ 9,904        $162.02        $ 1,826        $ 29.88

(1) For 2003, distributions from the refinancings of Patchen Place Apartments in May 2003 and South Point Apartments in June 2003. For 2002, distribution from the remaining proceeds from the refinancing of Fairway View II Apartments in November 2001.

(2) Proceeds from the sale of Patchen Place Apartments in October 2003 and the sale of Northwoods I and II Apartments in December 2003.

Subsequent to December 31, 2003, approximately $2,624,000 (approximately $2,598,000 to the limited partners or $42.93 per limited partnership unit) was distributed to the partners related to the sale of South Point Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.    Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2003 and 2002 was approximately $17,225,000 and $74,000, respectively. The increase in net income for the year ended December 31, 2003 is due to the recognition of the gain on the sales of Patchen Place, Northwoods I and II and South Point Apartments in 2003. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Patchen Place, Northwoods I and II and South Point Apartments as (loss) income from discontinued operations due to the sale of these properties during 2003.

On October 31, 2003, the Partnership sold Patchen Place Apartments to an unrelated third party for net proceeds of approximately $6,815,000 after payment of closing costs. The Partnership realized a gain of approximately $4,703,000 as a result of the sale. The Partnership used approximately $4,254,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $92,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,076,000 and $1,246,000, respectively, of revenue generated by the property.

On December 9, 2003, the Partnership sold Northwoods Apartments to an unrelated third party for net proceeds of approximately $11,454,000 after payment of closing costs. The Partnership realized a gain of approximately $8,028,000 as a result of the sale. The buyer assumed the mortgage encumbering the property of approximately $6,611,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $207,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,010,000 and $2,177,000, respectively, of revenue generated by the property.

On December 30, 2003, the Partnership sold South Point Apartments to an unrelated third party for net proceeds of approximately $8,135,000 after payment of closing costs. The Partnership realized a gain of approximately $4,973,000 as a result of the sale. The Partnership used approximately $4,948,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $105,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,262,000 and $1,357,000, respectively, of revenue generated by the property.

On February 15, 2003, Patchen Place Apartments incurred damages to its buildings and landscaping as a result of an ice storm. As a result of the damage, approximately $40,000 of fixed assets and $35,000 of accumulated depreciation were written off resulting in a net write off of approximately $5,000. The Partnership received approximately $59,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $54,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off. This amount is included in
(loss) income from discontinued operations.

Excluding the gain on sales and the discontinued operations, the Partnership's loss from continuing operations for the years ended December 31, 2003 and 2002 was approximately $300,000 and $200,000 respectively. The increase in loss from continuing operations for the year ended December 31, 2003 is due to a decrease in total revenue. Total revenue decreased due to a decrease in rental income caused by a decrease in occupancy and an increase in concessions at both of the investment properties. Total expenses remained constant for 2003.

Included in general and administrative expenses for the years ended December 31, 2003 and 2002 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $3,628,000 compared to approximately $614,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $3,014,000 is due to approximately $26,264,000 and $1,509,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $24,759,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Patchen Place, Northwoods I and II and South Point Apartments, net withdrawals from restricted escrows maintained by the mortgage lender, and insurance proceeds received at Patchen Place Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgages encumbering Patchen Place, Northwoods I and II and South Point Apartments, payment of loan costs, principal payments on the mortgages encumbering the investment properties, and distributions to partners, offset by proceeds from mortgage notes payable due to the refinancings of Patchen Place and South Point Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $231,000 for both of the Partnership's investment properties. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in (loss) income from discontinued operations. The new mortgage was repaid with the proceeds from the sale of Patchen Place Apartments in October 2003.

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in (loss) income from discontinued operations. The new mortgage was repaid with the proceeds from the sale of South Point Apartments in December 2003.

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

As of July 1 and August 1,  2003,  the loans on  Patchen  Place and South  Point
Apartments, respectively, were assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties are on the Permanent Credit Facility. The loans were repaid when Patchen Place Apartments sold in October 2003 and South Point Apartments sold in December 2003.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment properties of approximately $8,993,000 has maturity dates of January 1, 2020 and December 1, 2021 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                    Per Limited                   Per Limited
                      Year Ended    Partnership    Year Ended     Partnership
                     December 31,      Unit     December 31, 2002    Unit
                         2003

Operations             $ 1,217        $ 19.90        $ 1,584        $ 25.91
Refinancing (1)          1,347          22.04            242           3.97
Sales proceeds (2)       7,340         120.08             --             --
                       $ 9,904        $162.02        $ 1,826        $ 29.88

(1) For 2003, distributions from the refinancings of Patchen Place Apartments in May 2003 and South Point Apartments in June 2003. For 2002, distribution from the remaining proceeds from the refinancing of Fairway View II Apartments in November 2001.

(2) Proceeds from the sale of Patchen Place Apartments in October 2003 and the sale of Northwoods I and II Apartments in December 2003.

Subsequent to December 31, 2003, approximately $2,624,000 (approximately $2,598,000 to the limited partners or $42.93 per limited partnership unit) was distributed to the partners related to the sale of South Point Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 7.    FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

           Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 2003, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                     $ 3,628
   Receivables and deposits                                           373
   Restricted escrows                                                 269
   Other assets                                                       305
   Investment properties (Notes B, E and F):
      Land                                           $ 1,678
      Buildings and related personal property          18,068
                                                       19,746
      Less accumulated depreciation                   (13,725)      6,021

                                                                 $ 10,596
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                               $ 235
   Tenant security deposit liabilities                                 35
   Other liabilities                                                  372
   Mortgage notes payable (Note B)                                  8,993
   Due to affiliates (Note D)                                          72

Partners' (Deficiency) Capital
   General partner                                    $ (293)
   Limited partners (60,517 units issued and
      outstanding)                                      1,182         889

                                                                  $ 10,596

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                       Years Ended December 31,
                                                          2003        2002
                                                                   (Restated)
Revenues:
   Rental income                                        $ 2,667    $ 2,781
   Other income                                             198        184
      Total revenues                                      2,865      2,965

Expenses:
   Operating                                              1,162      1,142
   General and administrative                               432        425
   Depreciation                                             758        758
   Interest                                                 692        704
   Property taxes                                           121        136
      Total expenses                                      3,165      3,165

Net loss from continuing operations                        (300)      (200)
Net (loss) income from discontinued operations             (179)       274
Gain on sale of discontinued operations (Note E)         17,704         --

Net income (Note C)                                     $17,225      $ 74

Net income allocated to general partner (1%)             $ 172       $ 1
Net income allocated to limited partners (99%)           17,053         73

                                                        $17,225      $ 74
Net income per limited partnership unit:
  Loss from continuing operations                       $ (4.91)   $ (3.27)
  (Loss) income from discontinued operations (Note E)     (2.92)      4.48
  Gain on sale of discontinued operations                289.62         --

                                                        $281.79     $ 1.21

Distribution per limited partnership unit               $162.02    $ 29.88

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

        STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                 Limited
                                Partnership   General   Limited
                                   Units      Partner  Partners    Total

Original capital contributions     60,517       $ 1     $30,259   $30,260

Partners' deficit at
  December 31, 2001                60,517        (349)   (4,331)   (4,680)

Distributions to partners              --         (18)   (1,808)   (1,826)

Net income for the year ended
  December 31, 2002                    --           1        73        74

Partners' deficit at
  December 31, 2002                60,517        (366)   (6,066)   (6,432)

Distributions to partners              --         (99)   (9,805)   (9,904)

Net income for the year ended
  December 31, 2003                    --         172    17,053    17,225

Partners' (deficiency) capital
at
  December 31, 2003                60,517     $ (293)   $ 1,182    $ 889

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Years Ended December 31,
                                                           2003       2002
Cash flows from operating activities:
  Net income                                             $17,225     $ 74
  Adjustments to reconcile net income to net cash
  provided
   by operating activities:
    Depreciation                                           1,953      2,085
    Amortization of loan costs                                70         68
    Casualty gain                                            (54)        --
    Loss on early extinguishment of debt                     418         --
    Gain on sale of investment property                  (17,704)        --
    Change in accounts:
      Receivables and deposits                              (148)       204
      Other assets                                             8         35
      Accounts payable                                      (142)       (32)
      Tenant security deposit liabilities                    (97)        24
      Accrued property taxes                                   1         --
      Other liabilities                                      (93)       200
      Due to affiliates                                       72         --
         Net cash provided by operating activities         1,509      2,658

Cash flows from investing activities:
  Property improvements and replacements                    (546)      (651)
  Net withdrawals from (deposits to) restricted              347        (77)
  escrows
  Insurance proceeds received                                 59         --
  Net proceeds from sale of discontinued operations       26,404         --
         Net cash provided by (used in) investing         26,264       (728)
         activities

Cash flows from financing activities:
  Payments on mortgage notes payable                        (519)      (402)
  Repayment of mortgage notes payable                    (23,413)        --
  Proceeds from mortgage notes payable                     9,290         --
  Loan costs paid                                           (213)        --
  Distributions to partners                               (9,904)    (1,826)
         Net cash used in financing activities           (24,759)    (2,228)

Net increase (decrease) in cash and cash equivalents       3,014       (298)

Cash and cash equivalents at beginning of year               614        912

Cash and cash equivalents at end of year                 $ 3,628     $ 614

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $ 1,580    $ 1,739

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2003, the Partnership operates two residential apartment complexes located in the southeastern United States.

Basis of Presentation: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as (loss) income from discontinued operations due to their sales in 2003.

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

Accordingly, net income as shown in the statements of operations and changes in partner's (deficiency) capital for 2003 and 2002 was allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $3,425,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Reserve: At the time of the refinancing of the mortgage encumbering Fairway View II Apartments during 2001, approximately $179,000 of the proceeds were designated for certain capital improvements. At December 31, 2003, the escrow balance is approximately $181,000.

      Replacement Reserve: A replacement reserve account was maintained for Patchen Place and South Point Apartments. Each property had a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance in the Patchen Place reserve was returned to the Partnership subsequent to the property's sale in October 2003 (see "Note E"). The balance in the South Point account at December 31, 2003 is approximately $88,000. This amount was returned to the Partnership subsequent to year end due to the sale of the property in December 2003.

Loan Costs: Loan costs of approximately $292,000, less accumulated amortization of approximately $41,000, are included in other assets and are being amortized over the lives of the related loans. Amortization expense for the years ended December 31, 2003 and 2002 was $70,000 and $68,000, respectively. Amortization expense is expected to be $14,000 for the years 2004 through 2008.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Fair Value of Financial Statements: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $9,493,000.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $132,000 and $99,000 for the years ended December 31, 2003 and 2002, respectively, are included in operating expense and
(loss) income from discontinued operations.

Note B - Mortgage Notes Payable

                    Principal    Monthly                        Principal
                   Balance At    Payment    Stated               Balance
                  December 31,   Including  Interest  Maturity    Due At
Property              2003      Interest     Rate      Date     Maturity
                       (in thousands)                         (in thousands)

Fairway View II      $ 5,163      $ 42       7.03%   12/01/21     $ --
The Pines              3,830         35      7.97%   01/01/20         --
      Total          $ 8,993      $ 77                            $ --

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in (loss) income from discontinued operations. The new mortgage was repaid with the proceeds from the sale of Patchen Place Apartments in October 2003 (see "Note E").

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in (loss) income from discontinued operations. The new mortgage was repaid with the proceeds from the sale of South Point Apartments in December 2003 (see "Note E").

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

As of July 1 and August 1,  2003,  the loans on  Patchen  Place and South  Point
Apartments, respectively, were assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties are on the Permanent Credit Facility. The loans were repaid when Patchen Place Apartments sold in October 2003 and South Point Apartments sold in December 2003.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):


                           2004           $ 271
                           2005              291
                           2006              314
                           2007              338
                           2008              364
                        Thereafter         7,415

                          Total          $ 8,993


Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                       2003       2002
Net income as reported                $17,225     $ 74
Add (deduct):
  Depreciation differences                811        155
  Prepaid rent                            (53)        --
  Gain on sale                          4,173         --
  Other                                   (27)       135

Federal taxable income                $22,129     $ 364

Federal taxable income per
  limited partnership unit            $362.01    $ 5.95

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                          2003
Net assets as reported                   $ 889
Land and buildings                         (592)
Accumulated depreciation                 (3,011)
Syndication and distribution costs        3,555
Prepaid rent                                161
Other                                       431

Net assets - Federal tax basis          $ 1,433

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $339,000 and $373,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $270,000 and $254,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2003, approximately $30,000 in reimbursement was due to the Managing General Partner and was included in Due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $62,000 and $91,000 in such reimbursements for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner earned approximately $53,000 and $33,000 for such fees during the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2003, these preferences were met and the Managing General Partner was entitled to approximately $180,000 related to the sales of Northwoods I & II and South Point Apartments. At December 31, 2003, approximately $42,000 related to the sale of South Point
Apartments was due to the Managing General Partner and was included in Due to affiliates.

An affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancings of Patchen Place and South Point Apartment during the year ended December 31, 2003. These costs were capitalized at the time of the refinancings and subsequently written off when the properties were sold later in 2003 (see "Note E").

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At December 31, 2003, the Partnership had no outstanding amounts due under this Partnership Revolver.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $92,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Sale of Discontinued Operations

On October 31, 2003, the Partnership sold Patchen Place Apartments to an unrelated third party for net proceeds of approximately $6,815,000 after payment of closing costs. The Partnership realized a gain of approximately $4,703,000 as a result of the sale. The Partnership used approximately $4,254,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $92,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,076,000 and $1,246,000, respectively, of revenue generated by the property.

On December 9, 2003, the Partnership sold Northwoods Apartments to an unrelated third party for net proceeds of approximately $11,454,000 after payment of closing costs. The Partnership realized a gain of approximately $8,028,000 as a result of the sale. The buyer assumed the mortgage encumbering the property of approximately $6,611,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $207,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $2,010,000 and $2,177,000, respectively, of revenue generated by the property.

On December 30, 2003, the Partnership sold South Point Apartments to an unrelated third party for net proceeds of approximately $8,135,000 after payment of closing costs. The Partnership realized a gain of approximately $4,973,000 as a result of the sale. The Partnership used approximately $4,948,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $105,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2003 and 2002 is approximately $1,262,000 and $1,357,000, respectively, of revenue generated by the property. Subsequent to December 31, 2003, approximately $2,624,000 was distributed to the partners related to the sale of South Point Apartments in December 2003.

Note F - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership
                                      (in thousands)
                                              Buildings         Cost
                                             and Related    Capitalized
                                               Personal    Subsequent to
Description         Encumbrances     Land      Property     Acquisition
                   (in thousands)                          (in thousands)

Fairway View II       $ 5,163      $ 1,086     $ 8,788        $ 1,128
The Pines               3,830          579       6,521          1,644
Totals                $ 8,993      $ 1,665     $15,309        $ 2,772

                 Gross Amount at Which Carried
                   At December 31, 2003
                    (in thousands)
                       Buildings
                       And Related
                        Personal         Accumulated    Year of       Date   Depreciable
Description      Land   Property  Total  Depreciation Construction  Acquired Life-Years
                                        (in thousands)

Fairway View II $1,094  $ 9,908   $11,002  $ 7,155      1981         11/84     5-30
The Pines          584    8,160     8,744    6,570      1978         04/85     5-30
Total           $1,678  $18,068   $19,746  $13,725

Reconciliation of "real estate and accumulated depreciation":

                                       Years Ended December 31,
                                           2003        2002
                                            (in thousands)
Investment Properties
Balance at beginning of year             $ 49,491    $ 48,840
  Property improvements                       546         651
  Property dispositions from casualty         (40)         --
  Property dispositions from sales        (30,251)         --
Balance at end of year                   $ 19,746    $ 49,491

Accumulated Depreciation
Balance at beginning of year             $ 33,658    $ 31,573
  Additions charged to expense              1,953       2,085
  Property dispositions from casualty         (35)         --
  Property dispositions from sales        (21,851)         --
Balance at end of year                   $ 13,725    $ 33,658

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $19,154,000 and $47,942,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $16,736,000 and $40,360,000, respectively.

Note G - Casualty Gain

On February 15, 2003 an ice storm caused damage to exterior sections on some of the buildings and to the landscaping at Patchen Place Apartments. No actual units were damaged during the storm. As a result of the damage, approximately $40,000 of fixed assets and $35,000 of accumulated depreciation were written off resulting in a net write off of approximately $5,000. The Partnership received approximately $59,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $54,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off. This amount is included in (loss) income from discontinued operations.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.   Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The present directors and officers of the Managing General Partner are listed below:

Name                    Age   Position

Peter K. Kompaniez       59   Director
Martha L. Long           44   Director and Senior Vice President
Harry G. Alcock          41   Executive Vice President
Miles Cortez             60   Executive Vice President, General Counsel
                                and Secretary
Patti K. Fielding        40   Executive Vice President
Paul J. McAuliffe        47   Executive Vice President and Chief
                                Financial Officer
Thomas M. Herzog         41   Senior Vice President and Chief Accounting
                                Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.   Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2003.

                                Amount and Nature
       Name of Beneficial Owner   of Beneficial     % of Class
                                      Owner

       AIMCO IPLP, L.P.             25,399.00         41.97%
        (an affiliate of AIMCO)
       AIMCO Properties, L.P.       16,250.67         26.85%
        (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $339,000 and $373,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $270,000 and $254,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2003, approximately $30,000 in reimbursement was due to the Managing General Partner and was included in Due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $62,000 and $91,000 in such reimbursements for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner earned approximately $53,000 and $33,000 for such fees during the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2003, these preferences were met and the Managing General Partner was entitled to approximately $180,000 related to the sales of Northwoods I & II and South Point Apartments. At December 31, 2003, approximately $42,000 related to the sale of South Point
Apartments was due to the Managing General Partner and was included in Due to affiliates.

An affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancings of Patchen Place and South Point Apartment during the year ended December 31, 2003. These costs were capitalized at the time of the refinancings and subsequently written off when the properties were sold later in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At December 31, 2003, the Partnership had no outstanding amounts due under this Partnership Revolver.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $92,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.   Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           See Exhibit Index attached.

      (b)  Reports on Form 8-K filed in the  fourth  quarter  of  calendar  year
           2003:

           Current Report on Form 8-K dated December 9, 2003 and filed on December 23, 2003 disclosing the sale of Northwoods I and II Apartments.

Item 14.   Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $67,000 and $53,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $28,000 and $26,000, respectively.

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


                               NATIONAL PROPERTY INVESTORS 7


                               By:  NPI EQUITY INVESTMENTS, INC.
                                    Managing General Partner


                               By:  /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                               By:  /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President
                                    and Chief Accounting Officer


                               Date:March 26, 2004


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


s/Peter K. Kompaniez      Director                    Date:March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long         Director and Senior Vice    Date:March 26, 2004
Martha L. Long            President


/s/Thomas M. Herzog       Senior Vice President and   Date:March 26, 2004
Thomas M. Herzog          Chief Accounting Officer

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

10.12 Multifamily Note dated November 30, 2001, by and between National Property Investors 7, a California Limited Partnership and GMAC Commercial Mortgage Corporation, a California corporation relating to Fairway View II Apartments (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.13 Multifamily Note dated May 16, 2003, between National Property Investors 7, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, related to Patchen Place Apartments (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
               2003).

10.14 Seventh Reaffirmation and Joinder Agreement dated June 16, 2003 between AIMCO Properties, LP, a Delaware limited partnership, National Property Investors 7, a California limited partnership, GMAC Commercial Mortgage Corporation, a California corporation, the parties who are the current borrowers under the Loan Agreement, the parties who are the Spring Hill Guarantors under the Loan Agreement and Fannie Mae, a federally chartered and stockholder-owned corporation, related to Patchen Place Apartments (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
               2003).

10.15 Multifamily Note dated June 27, 2003, between National Property Investors 7, a California limited partnership, and Stewart Title of North Carolina, Inc., a North Carolina corporation, related to South Point Apartments (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
               2003).

10.16 Eighth Reaffirmation and Joinder Agreement dated July 17, 2003 between AIMCO Properties, LP, a Delaware limited partnership, National Property Investors 7, a California limited partnership, GMAC Commercial Mortgage Corporation, a California corporation, the parties who are the current borrowers under the Loan Agreement, the parties who are the Spring Hill Guarantors under the Loan Agreement and Fannie Mae, a federally chartered and stockholder-owned corporation, related to South Point Apartments (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003).

10.17 Purchase and Sale Contract between Registrant and Vermeil, LLC, dated July 31, 2003 (incorporated by reference to the
               Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.18 Reinstatement and Amendment of Purchase and Sale Contract between Registrant and Vermeil, LLC, dated September 5, 2003 (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

10.19 Purchase and Sale Contract between Registrant and Watervliet Shores Associates, dated September 11, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 9, 2003).

10.20 Purchase and Sale Contract between Registrant and The Dilweg Companies, LLC, dated October 20, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30,
               2003).

10.21 Amendment to Purchase and Sale Contract between Registrant and The Dilweg Companies, LLC, dated October 27, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 2003).

10.22 Reinstatement and Second Amendment to Purchase and Sale Contract between Registrant and The Dilweg Companies, LLC, dated November 6, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 2003).

10.23 Third Amendment to Purchase and Sale Contract between Registrant and The Dilweg Companies, LLC, dated December 17, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 2003).

10.24 Assignment and Assumption of Real Estate Sale Agreement between The Dilweg Companies, LLC and HD South Point, LLC, dated December 30, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 2003).

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 26, 2004

                               /s/Martha L. Long
                               Martha L. Long
                               Senior  Vice   President  of  NPI  Equity
                               Investments,   Inc.,  equivalent  of  the
                               chief    executive    officer    of   the
                               Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 26, 2004

                               /s/Thomas M. Herzog
                               Thomas M. Herzog
                               Senior   Vice    President    and   Chief
                               Accounting    Officer   of   NPI   Equity
                               Investments,   Inc.,  equivalent  of  the
                               chief    financial    officer    of   the
                               Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 7 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                      /s/Martha L. Long
                               Name:  Martha L. Long
                               Date:  March 26, 2004


                                      /s/Thomas M. Herzog
                               Name:  Thomas M. Herzog
                               Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.