Form 10QSB
period 2004-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2004-05-14
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 697
   Receivables and deposits                                                     364
   Restricted escrows                                                           181
   Other assets                                                                 292
   Investment property:
       Land                                                  $ 1,094
       Buildings and related personal property                  9,921
                                                               11,015
       Less accumulated depreciation                           (7,249)        3,766
   Assets held for sale                                                       2,190
                                                                            $ 7,490
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 27
   Tenant security deposit liabilities                                           15
   Accrued property taxes                                                        14
   Other liabilities                                                            200
   Mortgage note payable                                                      5,127
   Liabilities related to assets held for sale                                3,860

Partners' Deficit:
   General partner                                            $ (319)
   Limited partners (60,517 units
      issued and outstanding)                                  (1,434)       (1,753)
                                                                            $ 7,490


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2004          2003
                                                                          (Restated)
Revenues:
   Rental income                                              $ 296          $ 333
   Other income                                                   17             16
       Total revenues                                            313            349

Expenses:
   Operating                                                      97             96
   General and administrative                                     49            112
   Depreciation                                                   94             94
   Interest                                                       93             95
   Property taxes                                                 12             12
       Total expenses                                            345            409

Loss from continuing operations                                  (32)           (60)
Income (loss) from discontinued operations                        14            (12)

Net loss                                                      $ (18)         $ (72)

Net loss allocated to general partner (1%)                        --             (1)
Net loss allocated to limited partners (99%)                     (18)           (71)

                                                              $ (18)         $ (72)

Per limited partnership unit:
  Loss from continuing operations                            $ (0.52)       $ (0.97)
  Income (loss) from discontinued operations                    0.22          (0.20)

                                                             $ (0.30)       $ (1.17)

Distributions per limited partnership unit                   $ 42.93        $ 5.37

               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' (deficiency) capital
   at December 31, 2003               60,517      $ (293)     $ 1,182       $ 889

Distributions to partners                 --          (26)     (2,598)      (2,624)

Net loss for the three months
   ended March 31, 2004                   --           --         (18)         (18)

Partners' deficit at
   March 31, 2004                     60,517      $ (319)     $(1,434)     $(1,753)


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                         March 31,
                                                                     2004        2003
Cash flows from operating activities:
  Net loss                                                         $ (18)       $ (72)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     191          530
     Amortization of loan costs                                         4           19
     Change in accounts:
      Receivables and deposits                                          9          (44)
      Other assets                                                    (63)         (51)
      Accounts payable                                               (208)          14
      Tenant security deposit liabilities                              (1)          (6)
      Accrued property taxes                                           30          102
      Other liabilities                                              (147)         (96)
      Due to affiliates                                               (72)          --
        Net cash (used in) provided by operating activities          (275)         396

Cash flows from investing activities:
  Property improvements and replacements                              (39)         (95)
  Net withdrawals from restricted escrows                              88           10
        Net cash provided by (used in) investing activities            49          (85)

Cash flows from financing activities:
  Loan costs paid                                                     (15)          --
  Payments on mortgage notes payable                                  (66)        (105)
  Distributions to partners                                        (2,624)        (329)
        Net cash used in financing activities                      (2,705)        (434)

Net decrease in cash and cash equivalents                          (2,931)        (123)

Cash and cash equivalents at beginning of period                    3,628          614

Cash and cash equivalents at end of period                         $ 697        $ 491

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 141        $ 430

               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as loss from discontinued operations due to their sales in 2003. Patchen Place was sold in October 2003 and Northwoods I and II and South Point were sold in December 2003. In addition, The Pines of Roanoke Apartments is included in income (loss) from discontinued operations for the three months ended March 31, 2004 and 2003 due to its sale in April 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $36,000 and $92,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $69,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 for both the three months ended March 31, 2004 and 2003. The construction management service fees are calculated based on a percentage of additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $29,000 in reimbursements for the three month period ended March 31, 2003, which is included in general and administrative expenses. No such fees were earned during the same period in 2004.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2004 or 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At March 31, 2004, the Partnership had no outstanding amounts due under this Partnership Revolver.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration will be approximately $13,000. The Partnership was charged approximately $92,000 in 2003.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Note D - Subsequent Event

On April 30, 2004, the Partnership sold The Pines of Roanoke Apartments to an unrelated third party for approximately $9,300,000. After payment of closing costs, the gain on the sale of The Pines of Roanoke Apartments was approximately $6,566,000. Assets and liabilities of The Pines of Roanoke Apartments are classified as held for sale in the accompanying balance sheet at March 31, 2004. The Pines of Roanoke Apartments had revenues of approximately $370,000 and $364,000 for the three months ended March 31, 2004 and 2003, respectively. The Partnership is evaluating the proceeds, if any, to be distributed to the partners.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2004 and 2003:

                                                   Average Occupancy
                                                    2004       2003

      Fairway View II Apartments (1)                82%        92%
         Baton Rouge, Louisiana

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View II Apartments to strong competition from new construction in the local market area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 and 2003 was approximately $18,000 and $72,000, respectively. The decrease in net loss for the three months ended March 31, 2004 is due to a decrease in total expenses and a decrease in the loss from discontinued operations partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Patchen Place, Northwoods I and II and South Point Apartments as loss from discontinued operations due to the sale of these properties during 2003. In addition, The Pines of Roanoke Apartments is included in income (loss) from discontinued operations for the three months ended March 31, 2004 and 2003 due to its sale in April 2004.

Excluding the discontinued operations, the Partnership's loss from continuing operations for the three months ended March 31, 2004 and 2003 was approximately $32,000 and $60,000, respectively. The decrease in loss from continuing operations for the three months ended March 31, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased due to a decrease in rental income caused by a decrease in occupancy at Fairway View II Apartments.

Total expenses decreased for the three months ended March 31, 2004 due to a decrease in general and administrative expenses. General and administrative expense decreased due to decreases in the management reimbursements paid to the Managing General Partner, as allowed under the Partnership Agreement, and in the fees paid to the Managing General Partner in connection with distributions from operations. Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $697,000 compared to approximately $491,000 at March 31, 2003. Cash and cash equivalents decreased by approximately $2,931,000 from the Partnership's year ended December 31, 2003 due to approximately $2,705,000 of cash used in financing activities and approximately $275,000 of cash used in operating activities partially offset by approximately $49,000 of cash provided by investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fairway View II and The Pines Apartments, distributions to partners and loan cost additions. Cash provided by investing activities consisted of the refund of escrows maintained by the previous mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At March 31, 2004, the Partnership had no outstanding amounts due under this Partnership Revolver.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for the Partnership's property are detailed below.

Fairway View II

During the three months ended March 31, 2004, the Partnership completed approximately $14,000 of capital improvements at Fairway View II Apartments, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $98,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Pines

During the three months ended March 31, 2004, the Partnership completed approximately $25,000 of capital improvements at The Pines Apartments, consisting primarily of floor covering and roof replacements and heating system upgrades. These improvements were funded from operating cash flow. Subsequent to March 31, 2004 the property was sold.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $5,127,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                         Three Months     Per Limited       Three Months      Per Limited
                            Ended         Partnership          Ended          Partnership
                        March 31, 2004        Unit         March 31, 2003        Unit

Operations                   $ --             $ --             $ 329            $ 5.37
Sale proceeds (1)            2,624            42.93                --               --
                            $2,624           $42.93            $ 329            $ 5.37

(1) Proceeds from the sales of South Point and Northwoods I and II Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 10.25, Purchase and Sale Contract between Registrant and Jackson Square Properties, LLC, dated February 21, 2004.

                  Exhibit 10.26, Amendment to Purchase and Sale Contract between Registrant and Jackson Square Properties, LLC dated March 23, 2004.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current  Report on Form 8-K dated  December 30, 2003 and filed
                  on  January  13,  2004   disclosing  the  sale  of  Southpoint
                  Apartments.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 10.25

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                         NATIONAL PROPERTY INVESTORS 7,

                        a California limited partnership

                                    AS SELLER

                                       AND

                         JACKSON SQUARE PROPERTIES, LLC

                   a California limited liability company

                                  AS PURCHASER

                           PINES OF ROANOKE APARTMENTS

ARTICLE 1      DEFINED TERMS.................................................1

ARTICLE 2      PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT...................6

      2.1   Purchase and Sale................................................6

      2.2   Purchase Price and Deposit.......................................6

      2.3   Escrow Provisions Regarding Deposit..............................7

ARTICLE 3      FEASIBILITY PERIOD............................................8

      3.1   Feasibility Period...............................................8

      3.2   Expiration of Feasibility Period.................................8

      3.3   Conduct of Investigation.........................................9

      3.4   Purchaser Indemnification........................................9

      3.5   Property Materials..............................................10

      3.6   Property Contracts..............................................11

ARTICLE 4      TITLE........................................................11

      4.1   Title Documents.................................................11

      4.2   Survey..........................................................12

      4.3   Objection and Response Process..................................12

      4.4   Permitted Exceptions............................................13

      4.5   Existing Deed of Trust..........................................13

ARTICLE 5      CLOSING......................................................13

      5.1   Closing Date....................................................13

      5.2   Seller Closing Deliveries.......................................14

      5.3   Purchaser Closing Deliveries....................................14

      5.4   Closing Prorations and Adjustments..............................15

      5.5   Post Closing Adjustments........................................18

ARTICLE 6      REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER.......19

      6.1   Seller's Representations........................................19

      6.2   AS-IS...........................................................20

      6.3   Survival of Seller's Representations............................21

      6.4   Definition of Seller's Knowledge................................21

      6.5   Representations And Warranties Of Purchaser.....................21

ARTICLE 7      OPERATION OF THE PROPERTY....................................22

      7.1   Leases and Property Contracts...................................22

      7.2   General Operation of Property...................................22

      7.3   Liens...........................................................22

ARTICLE 8      CONDITIONS PRECEDENT TO CLOSING..............................23

      8.1   Purchaser's Conditions to Closing...............................23

      8.2   Seller's Conditions to Closing..................................23

ARTICLE 9      BROKERAGE....................................................24

      9.1   Indemnity.......................................................24

      9.2   Broker Commission...............................................24

      9.3   Broker Signature Page...........................................24

      9.4   Purchaser's Consultant..........................................25

ARTICLE 10     DEFAULTS AND REMEDIES........................................25

      10.1  Purchaser Default...............................................25

      10.2  Seller Default..................................................25

ARTICLE 11     RISK OF LOSS OR CASUALTY.....................................26

      11.1  Major Damage....................................................26

      11.2  Minor Damage....................................................26

      11.3  Repairs.........................................................27

ARTICLE 12     EMINENT DOMAIN...............................................27

      12.1  Eminent Domain..................................................27

ARTICLE 13     MISCELLANEOUS................................................27

      13.1  Binding Effect of Contract......................................27

      13.2  Exhibits And Schedules..........................................27

      13.3  Assignability...................................................27

      13.4  Binding Effect..................................................28

      13.5  Captions........................................................28

      13.6  Number And Gender Of Words......................................28

      13.7  Notices.........................................................28

      13.8  Governing Law And Venue.........................................30

      13.9  Entire Agreement................................................30

      13.10 Amendments......................................................30

      13.11 Severability....................................................30

      13.12 Multiple Counterparts/Facsimile Signatures......................30

      13.13 Construction....................................................30

      13.14 Confidentiality.................................................30

      13.15 Time Of The Essence.............................................31

      13.16 Waiver..........................................................31

      13.17 Attorneys Fees..................................................31

      13.18 Time Periods....................................................31

      13.19 1031 Exchange...................................................31

      13.20 No Personal Liability of Officers, Trustees or Directors
            of Seller's Partners............................................32

      13.21 No Exclusive Negotiations.......................................32

      13.22 ADA Disclosure..................................................32

      13.23 No Recording....................................................32

      13.24 Relationship of Parties.........................................33

      13.25 Dispute Resolution..............................................33

      13.26 AIMCO Marks.....................................................33

      13.27 Non-Solicitation of Employees...................................33

      13.28 Survival........................................................34

      13.29 Multiple Purchasers.............................................34

ARTICLE 14     LEAD-BASED PAINT DISCLOSURE..................................34

      14.1  Disclosure......................................................34

      14.2  Consent Agreement...............................................34


                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 12th day of February, 2004 (the "Effective Date") by and between NATIONAL PROPERTY INVESTORS 7, a California limited partnership, having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller"), and JACKSON SQUARE PROPERTIES, LLC, a California limited liability company, having a principal address at 500 Washington Street, Suite 700, San Francisco, California 94111 ("Purchaser").

      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      A.....Seller  owns the real  estate  located  in the  County  of  Roanoke,
Virginia, as more particularly described in Exhibit A attached hereto and made a part hereof, and the improvements thereon, commonly known as Pines at Roanoke Apartments, located at 4630 Roxbury Lane, Roanoke, Virginia 24018.

      B.....Purchaser  desires to  purchase,  and Seller  desires to sell,  such land, improvements and certain associated property, on the terms and conditions set forth below.

                                  ARTICLE 1...
                                  DEFINED TERMS

1.1  Unless  otherwise  defined  herein,   any  term  with  its  initial  letter
capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.

1.1.1 "ADA" shall have the meaning set forth in Section 13.22.

1.1.2 "Additional  Deposit"  shall  have the  meaning  set forth in  Section
2.2.2.

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

1.1.5 [Intentionally left blank].

1.1.6 [Intentionally left blank].

1.1.7 [Intentionally left blank].

1.1.8 "Broker" shall have the meaning set forth in Section 9.1.

1.1.9 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the States of California, Colorado or Texas or Commonwealth of Virginia.

1.1.10......"Closing"  means  the  consummation  of the  purchase  and  sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.

1.1.11......"Closing  Date"  means  the date on which  date the  Closing  of the conveyance of the Property is required to be held pursuant to Section 5.1.

1.1.12......"Code" shall have the meaning set forth in Section 2.3.6.

1.1.13......"Consent  Agreement" shall have the meaning set forth in Section
14.2.

1.1.14......"Consultants" shall have the meaning set forth in Section 3.1.

1.1.15......"Damage  Notice"  shall  have the  meaning  set forth in Section
11.1.

1.1.16......"Deed" shall have the meaning set forth in Section 5.2.1.

1.1.16.5 "Deed of Trust" shall have the meaning set forth in Section 4.5.

1.1.17......"Deposit"  means, to the extent actually deposited by Purchaser with
Escrow Agent, the Initial Deposit and the Additional Deposit.

1.1.18......"Escrow Agent" shall have the meaning set forth in Section 2.2.1.

1.1.19......"Excluded  Permits" means those Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on Schedule 1.1.19.

1.1.20......"Existing Survey" shall have the meaning set forth in Section 4.2.

1.1.21......"Feasibility  Period"  shall have the  meaning  set forth in Section
3.1.

1.1.21.5 "FHA" shall have the meaning set forth in Section 13.22.

1.1.22......"Final  Response  Deadline"  shall have the meaning set forth in
Section 4.3.

1.1.23......"Fixtures  and  Tangible  Personal  Property"  means  all  fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on the Land or in the Improvements as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to the Property, or (c) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or
(d) the property and equipment, if any, expressly identified in Schedule 1.1.23.

1.1.24......"General  Assignment"  shall have the  meaning  set forth in Section
5.2.3.

1.1.25......"Good Funds" shall have the meaning set forth in Section 2.2.1.

1.1.26......"Improvements"  means all buildings and improvements  located on the Land taken "as is."

1.1.27......"Initial  Deposit"  shall have the  meaning set forth in Section
2.2.1.

1.1.28......"Land"  means all of those  certain  tracts of land  located  in the
Commonwealth of Virginia described on Exhibit A, and all rights, privileges and appurtenances pertaining thereto.

1.1.29......"Lease(s)"  means  the  interest  of  Seller  in and to all  leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.

1.1.30......""Leases  Assignment"  shall have the  meaning  set forth in Section
5.2.4.

1.1.31......"Lender"  means Federal Home Loan Mortgage Corporation,  as assignee of, and whose servicer is, GMAC Commercial Mortgage Corporation.

1.1.31.5 "Lender Fees" shall mean all fees and expenses (including, without limitation, all prepayment penalties and pay-off fees) imposed or charged by Lender or its counsel in connection with the Loan Payoff, and, to the extent that the Loan Payoff occurs on a date other than as permitted under the Note and Deed of Trust, any amounts of interest charged by Lender for the period from the Closing Date to the permitted prepayment date, the amount of the Lender's Fees to be determined as of the Closing Date.

1.1.31.5.5 "Liability Cap" has the meaning set forth in Section 6.3.

1.1.32......"Loan" means the  indebtedness  owing to Lender evidenced by the
Note.

1.1.33......[Intentionally left blank].

1.1.34......"Loan  Balance"  shall  have the  meaning  set forth in  Section
2.2.3.

1.1.35......"Loan Payoff" shall have the meaning set forth in Section 5.4.7.

1.1.36......"Losses" shall have the meaning set forth in Section 3.4.1.

1.1.37......"Materials" shall have the meaning set forth in Section 3.5.

1.1.38......"Miscellaneous  Property Assets" means all contract rights,  leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (a) receivables, (b) Property Contracts, (c) Leases,
(d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of Seller's rights, if any, in and to the name "Pines at Roanoke" as it relates solely to use in connection with the Property (and not with respect to any other property owned or managed by Seller, Property Manager, AIMCO, or their respective affiliates).

1.1.39......"Note" means that certain Multifamily Note in the original principal amount of $4,225,000, dated December 9, 1999, executed by Seller and payable to the order of GMAC Commercial Mortgage Company.

1.1.40......"Objection  Deadline"  shall have the  meaning  set forth in Section
4.3.

1.1.41......"Objection  Notice"  shall have the meaning set forth in Section
4.3.
1.1.42......"Objections" shall have the meaning set forth in Section 4.3.

1.1.43......"Permits" means all licenses and permits granted by any governmental authority having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.

1.1.44......"Permitted  Exceptions"  shall have the meaning set forth in Section
4.4.

1.1.45......"Property"  means (a) the Land and  Improvements  and all  rights of
Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements,
(b) the right, if any and only to the extent transferable, of Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property, and (c) the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.46......"Property  Contracts"  means all  contracts,  agreements,  equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent the assignment of such contract to Purchaser is permitted pursuant to the express terms of such contract and not including (a) any national contracts entered into by Seller, Property Manager, or AIMCO with respect to the Property
(i) which terminate  automatically  upon transfer of the Property by Seller,  or
(ii) which Seller, in Seller's sole discretion, elects to terminate with respect to the Property effective as of the Closing Date, or (b) any property management contract for the Property. Property Contracts shall not include forward or similar long-term contracts to purchase electricity, natural gas, or other utilities which contracts shall be "Utility Contracts" governed by the provisions of Section 5.4.11.

1.1.47......"Property  Contracts  Notice"  shall have the  meaning  set forth in
Section 3.6.

1.1.48......"Property  Manager"  means  the  current  property  manager  of  the
Property.

1.1.49......"Proration  Schedule"  shall have the  meaning  set forth in Section
5.4.1.

1.1.50......"Purchase  Price" means the consideration to be paid by Purchaser to
Seller for the purchase of the Property pursuant to Section 2.2.

1.1.51......"Regional  Property  Manager"  shall have the  meaning  set forth in
Section 6.4.

1.1.52......"Remediation" shall have the meaning set forth in Section  14.2.

1.1.52.5 "Report" shall have the meaning set forth in Section 14.2.

1.1.53......[Intentionally left blank]

1.1.54......"Response  Deadline" shall have the meaning set forth in Section
4.3.

1.1.55......"Response  Notice"  shall have the  meaning set forth in Section
4.3.

1.1.55.5 "Section 1031 Exchange" shall have the meaning set forth in Section 13.19.

1.1.56......"Seller's  Indemnified Parties" shall have the meaning set forth in Section  3.4.1

1.1.57......"Seller's  Representations"  shall have the meaning set forth in
Section 6.1.

1.1.58......"Survey" shall have the meaning ascribed thereto in Section 4.2.

1.1.59......"Survival  Period"  shall have the  meaning set forth in Section
6.3.

1.1.60......"Survival  Provisions"  shall  have  the  meaning  set  forth in
Section 13.28.

1.1.61......"Tenant"  means any person or entity  entitled to occupy any portion of the Property under a Lease.

1.1.62......"Tenant  Deposits"  means all security  deposits,  prepaid  rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to Seller pursuant to the Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

1.1.63......"Tenant  Security  Deposit Balance" shall have the meaning set forth in Section 5.4.6.2.

1.1.64......"Terminated  Contracts"  shall  have the  meaning  set  forth in
Section 3.6.

1.1.65......"Testing" shall have the meaning set forth in Section 14.2.

1.1.66......"Third-Party   Reports"   means  any   reports,   studies  or  other
information prepared or compiled for Purchaser by any Consultant or other third-party in connection with Purchaser's investigation of the Property.

1.1.67......"Title  Commitment"  shall  have the  meaning  ascribed  thereto  in
Section 4.1.

1.1.68......"Title Documents" shall have the meaning set forth in Section 4.1.

1.1.69......"Title Insurer" shall have the meaning set forth in Section 2.2.1.

1.1.70......"Title Policy" shall have the meaning set forth in Section  4.1.

1.1.71......"Uncollected  Rents" shall have the meaning set forth in Section
5.4.6.1.

1.1.72......"Utility  Contract " shall have the meaning set forth in Section
5.4.11.

1.1.73......"Vendor  Terminations"  shall  have  the  meaning  set  forth in
Section 5.2.5.

                                  ARTICLE 2...
                PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT

2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, all in accordance with the terms and conditions set forth in this Contract.

2.2 Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be an amount equal to $9,300,000.00, less the Lender Fees, which amount shall be paid by Purchaser, as follows:

2.2.1 On the Effective Date, Purchaser shall deliver to Fidelity National Title Company, c/o Lolly Avant, National Commercial Closing Specialist, 1900 West Loop South, Suite 650, Houston, TX 77027, telephone 1-800-879-1677 ("Escrow Agent" or "Title Insurer") an initial deposit (the "Initial Deposit") of $100,000.00 by wire transfer of immediately available funds ("Good Funds"). The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.2 On the day that the Feasibility Period expires, Purchaser shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $400,000.00 by wire by transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.3 [Intentionally left blank].

2.2.4 The balance of the Purchase Price for the Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 11:00 a.m. (in the time zone in which Escrow Agent is located) on the Closing Date (or such earlier time as required by Seller's lender but no more than 1 Business Day prior to the Closing Date).

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

2.3.3 If the Deposit has not been released earlier in accordance with Section 2.3.2, and either party makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the commonwealth in which the Property is located. Escrow Agent shall give written notice of such deposit to Seller and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.

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

                                  ARTICLE 3...
                               FEASIBILITY PERIOD

3.1 Feasibility Period. Subject to the terms of Section 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including March 15, 2004 (the "Feasibility Period"), and thereafter to and including the Closing Date (provided that this Contract is then in full force and effect), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Property:

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

3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract by giving written notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. (California time) on March 15, 2004. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect subject to and except for Purchaser's liability pursuant to
Section 3.3 and any other provision of this Contract which survives such termination, and Escrow Agent shall forthwith return the Initial Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). If Purchaser fails to provide Seller with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered in accordance with Section 2.2.2, the Additional Deposit) shall be non-refundable, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in
Section 8.1.

3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all Inspections conducted at the Property. All information made available by Seller to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deed to Purchaser.

3.4   Purchaser Indemnification.

3.4.1 Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller, together with Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") arising from or related to Purchaser's or its Consultant's entry onto the Property, and any Inspections or other matters performed by Purchaser with respect to the Property during the Feasibility Period or otherwise (but excluding any liability arising out of the discovery of any hazardous materials or other substances as long as Purchaser immediately stops all work upon discovery of such substances and immediately notifies Seller).

3.4.2 Notwithstanding anything in this Contract to the contrary, Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests (including, without limitation, a Phase II environmental study of the Property), investigations and other matters that in Seller's reasonable judgment could result in any injury to the Property or breach of any contract, or expose Seller to any Losses or violation of applicable law, or otherwise adversely affect the Property or Seller's interest therein; provided, however, if Seller disapproves any such investigation, Seller shall reimburse Purchaser for Purchaser's reasonable, documented out-of-pocket expenses incurred up to the time of such disapproval (but not to exceed $15,000). Purchaser shall use best efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article
3. Purchaser  shall  maintain and cause its third party  consultants to maintain
(a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the commonwealth in which the Property is located. As a condition precedent to Purchaser's entry onto the Property, Purchaser shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Seller (in the form of a certificate of insurance) prior to Purchaser's or Purchaser's Consultants' entry onto the Property. The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

3.5   Property Materials.

3.5.1 Within 5 Business Days after the Effective Date, and to the extent the same exist and are in Seller's possession or reasonable control (subject to Section 3.5.2), Seller agrees to deliver to Purchaser the documents set forth on
Schedule 3.5 (the "Materials"). In the alternative, at Seller's option and within the foregoing 5-day period, Seller may make the same available to Purchaser on a secure web site (Purchaser agrees that any item to be delivered by Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify Seller and Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by Seller; provided, however, that under no circumstances will the Feasibility Period be extended and Purchaser's sole remedy will be to terminate this Contract pursuant to Section 3.2.

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

                                  ARTICLE 4...
                                      TITLE

4.1 Title Documents. Within 5 Business Days after the Effective Date, Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for the Property in an amount equal to the Purchase Price from Title Insurer for a standard coverage policy of insurance (the "Title Policy") on the most recent standard American Land Title Association form, together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Seller shall be responsible only for payment of the basic premium for the Title Policy, but only to the extent of the premium due with respect to the first $9,000,000 of the amount insured and Purchaser shall be responsible for the amount of the basic premium attributable to the amount of coverage in excess thereof. Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements.

4.2 Survey. Within 3 Business Days after the Effective Date, Seller shall deliver to Purchaser the currently existing survey of the Property (the "Existing Survey") (subject to Section 3.5.2); provided, however, Purchaser shall pay the costs thereof not to exceed $10,500. Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to Section 3.5.2. If Purchaser desires a new or updated survey, Purchaser shall request the same from Seller in writing no later than 5 Business Days after the Effective Date, in which event Seller shall order such new or updated survey (together with the Existing Survey, referred to herein as the "Survey") from the surveyor who prepared the Existing Survey (or from such other surveyor as Seller determines in its reasonable discretion). Purchaser shall be solely responsible for the cost and expense of the preparation of any updated or new survey requested pursuant to the terms of this Section 4.2.

4.3 Objection and Response Process. On or before March 8, 2004 (the "Objection Deadline"), Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any matter set forth in the Title Documents or the Survey to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey. On or before March 11, 2004 (the "Response Deadline"), Seller may, in Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which Seller is willing to cure, if any. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections. If Seller fails to deliver a Response Notice by the Response Deadline, Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with the Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller on or before the expiration of the Feasibility Period (the "Final Response Deadline") either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract, in which event the Initial Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents or the Survey, subject only to resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections).

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

4.4.3 [Intentionally left blank];

4.4.4 Applicable zoning and governmental regulations and ordinances;

4.4.5 Any defects in or objections to title to the Property, or title exceptions or encumbrances, arising by, through or under Purchaser; and

4.4.6 The terms and conditions of this Contract.

4.5 Existing Deed of Trust. It is understood and agreed that, whether or not Purchaser gives an Objection Notice with respect thereto, any deeds of trust and/or mortgages (including any and all mortgages which secure the Note) against the Property (whether one or more, the "Deed of Trust ") shall not be deemed Permitted Exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at Closing, provided that the Lender's Fees due in connection with the Loan Payoff shall be paid by Purchaser, subject to the provisions of Section 2.2.

                                  ARTICLE 5...
                                     CLOSING

5.1 Closing Date. The Closing shall occur on April 30, 2004 (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

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

5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").

5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment").

5.2.5 A letter in the form attached hereto as Exhibit F prepared by Purchaser and countersigned by Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").

5.2.6 A closing statement executed by Seller.

5.2.7 A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract; and

5.2.8 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

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

5.3.2 A title affidavit (or at Purchaser's option an indemnity) pertaining to Purchaser's activity on the Property prior to Closing, in the customary form reasonably acceptable to Purchaser, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.

5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of the Property.

5.3.4 A closing statement executed by Purchaser.

5.3.5 A countersigned counterpart of the General Assignment.

5.3.6 A countersigned counterpart of the Leases Assignment.

5.3.7 Notification letters to all Tenants prepared and executed by Purchaser in the form attached hereto as Exhibit G.

5.3.8 The Vendor Terminations. Purchaser shall be solely responsible for identifying each of the Terminated Contracts (subject to the terms and conditions of Section 3.6) and addressing and preparing each of the Vendor Terminations for execution by Purchaser and Seller.

5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof.

5.3.10......Resolutions,   certificates   of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.

5.3.11......[Intentionally deleted].

5.3.12......The  Lender Fees  (subject to reduction  from the Purchase  Price in accordance with Section 2.2).

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

5.4.4 Real Estate Taxes. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments for the tax year in which the Closing occurs shall be shall be subject to re-adjustment when the actual property taxes are known; provided, however, neither Purchaser nor Seller shall be liable for any reproration and payment of less than $2,500.00; provided, further, that the party seeking reproration must provide written notice to the other party within 30 days after such taxes are finally known, accompanied with a statement and calculation of reproration; provided, however, that no re-adjustment shall be made with respect to an increase in real property taxes which are attributable solely to the occurrence of the sale of the Property to Purchaser pursuant to this Contract.

5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, subject to proration of operating expenses under Section 5.4.2.

5.4.6 Leases.

                  5.4.6.1 All collected rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of the Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either (a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing (a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay Seller such accrued Uncollected Rents as and when collected by Purchaser. Purchaser agrees to bill Tenants of the Property for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected
Rents owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller in connection with all efforts by Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property, nor shall Seller have the right to seek to terminate any Tenant Lease or evict any existing Tenant.

                  5.4.6.2 At Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or commonwealth law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by Seller which constitute the Tenant Security Deposit Balance shall be retained by Seller in exchange for the foregoing credit against the Purchase Price and shall not be transferred by Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

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

5.4.7 Existing Loan. On the Closing Date, Seller shall pay (which payment may be made by Seller out of the proceeds of the Purchase Price) the outstanding principal balance of the Note together with all interest accrued under the Note prior to the Closing Date (the "Loan Payoff"). Purchaser shall pay all Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2). Any existing reserves, impounds and other accounts maintained in connection with the Loan shall be released in Good Funds to Seller at the Closing unless credited by Lender against the amount due from Seller under the Note.

5.4.8 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser.

5.4.9 Employees. All of Seller's and Seller's manager's on-site employees shall have their employment at the Property terminated as of the Closing Date.

5.4.10......Closing   Costs.   Purchaser   shall  pay  any  grantee's  (but  not
grantor's), sales, use, recordation, gross receipts or similar taxes, any premiums or fees required to be paid by Purchaser with respect to the Title Policy pursuant to Section 4.1, and one-half of the customary closing costs of the Escrow Agent; however, Purchaser shall be responsible for any such taxes otherwise imposed on Seller that are attributable to the amount in excess of $9,000,000 of the Purchase Price. Seller shall pay the grantor's tax payable in the Commonwealth of Virginia (up to $9,000,000 of the Purchase Price), the cost of recording any instrument required to discharge any liens or encumbrances against the Property, the base premium for the Title Policy to the extent required by Section 4.1, and one-half of the customary closing costs of the Escrow Agent.

5.4.11......Utility  Contracts.  If Seller has entered into an agreement for the purchase of electricity, gas or other utility service for the Property or a group of properties (including the Property) (a "Utility Contract"), or an affiliate of Seller has entered into a Utility Contract, then, at the option of Seller, (a) Purchaser either shall assume the Utility Contract with respect to the Property, or (b) the reasonably calculated costs of the Utility Contract attributable to the Property from and after the Closing shall be paid to Seller at the Closing and Seller shall remain responsible for payments under the Utility Contract.

5.4.12......Survival.  The  provisions  of this  Section  5.4 shall  survive the
Closing and delivery of the Deed to Purchaser.

5.4.13......Possession.  Possession  of the  Property,  subject  to the  Leases,
Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the Purchase Price. To the extent reasonably available to Seller, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and Seller's books and records (other than proprietary information) regarding the Property shall be made available to Purchaser at the Property after the Closing.

5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period commencing on and after the Closing Date. Purchaser or Seller may request that Purchaser and Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items (a) after the expiration of 90 days after Closing, or (b) subject to such 90-day period, unless and until all such items exceed $5,000.00 in magnitude in aggregate. The provisions of this Section 5.6 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE 6...
           REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER

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

6.1.1 Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; and has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 8.2.4, this Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms;

6.1.2 Other than the Leases, the Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person;

6.1.3 Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;

6.1.4 Except for any actions by Seller to evict Tenants under the Leases, to Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property;

6.1.5 To Seller's knowledge, Seller has not received any written notice from a governmental agency of any uncured material violations of any federal, state, commonwealth, county or municipal law, ordinance, order, regulation or requirement affecting the Property; and

6.1.6 To Seller's knowledge, Seller has not received any written notice of any material default by Seller under any of the Property Contracts that will not be terminated on the Closing Date.

6.2 AS-IS.  Except for  Seller's  Representations,  the  Property  is  expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Seller or Broker statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and Seller's Representations). Purchaser agrees that Seller shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Property. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Property. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, PCBs and radon in and about the Property), reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller's Indemnified Parties. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deed to Purchaser.

6.3 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 12 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller be liable to Purchaser for more than $360,000 (the "Liability Cap") in any individual instance or in the aggregate for all breaches of Seller's Representations, nor shall Purchaser be entitled to bring any claim for a breach of Seller's Representations unless and until the claim for damage by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.

6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Designated Representative of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Regina Harris who is the Regional Property Manager handling this Property (the "Regional Property Manager").

6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

6.5.1 Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of the State of California.

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

                                  ARTICLE 7...
                            OPERATION OF THE PROPERTY

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

                                  ARTICLE 8...
                         CONDITIONS PRECEDENT TO CLOSING

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

8.1.5 Seller has, on or before April 16, 2004, notified Purchaser that Seller has received the consents required under Section 8.2.4(a) to consummate the transactions contemplated by this Agreement.

      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section
8.1. If any condition set forth in Sections 8.1.1, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price, or (b) if such failure constitutes a default by Seller, exercise any of its remedies pursuant to Section 10.2. If the condition set forth in Section 8.1.2 is not met, Purchaser may, as its sole and exclusive remedy, (i) notify Seller of Purchaser's election to terminate this Contract and receive a return of the Deposit from the Escrow Agent, or (ii) waive such condition and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price. If the condition stated in Section 8.1.5 is not satisfied by April 16, 2004, Purchaser may, on or before April 23, 2004, as its sole and exclusive remedy, terminate this Agreement, recover the Deposit and recover its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with this transaction, but not to exceed $20,000 in aggregate.

8.2 Seller's Conditions to Closing. Without limiting any of the rights of Seller elsewhere provided for in this Contract, Seller's obligation to close with respect to conveyance of the Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;

8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder; and

8.2.4 Seller shall have received all consents and approvals to the consummation of the transactions contemplated hereby (a) of Seller's partners, members, managers, shareholders or directors to the extent required by Seller's (or Seller's affiliates') organizational documents, or (b) that are required by law. In the event that this Contract is terminated because Seller is unable to obtain the consents stated in Section 8.2.4.(a), then Purchaser's sole rights and remedies are as stated in Section 8.1 for a failure of condition stated in
Section 8.1.5.

8.2.5 [Intentionally deleted.]

      If any of the foregoing conditions to Seller's obligation to close with respect to conveyance of the Property under this Contract are not met, Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, or (b) terminate this Contract, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1.

                                  ARTICLE 9...
                                    BROKERAGE

9.1 Indemnity. Seller represents and warrants to Purchaser that it has dealt only with Marcus & Millichap having an office at 1250 24th Street, N.W., Suite 750, Attention: C. Richard Struse, Washington, DC 20037 ("Broker"), in connection with this Contract. Seller and Purchaser each represents and warrants to the other that, other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this
Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

9.2 Broker Commission. If the Closing occurs, Seller agrees to pay Broker a commission according to the terms of a separate contract. Broker shall not be deemed a party or third party beneficiary of this Contract.

9.3 Broker Signature Page. As a condition to Seller's obligation to pay the commission pursuant to Section 9.2, Broker shall execute the signature page for Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Broker will not be necessary to amend any provision of this Contract.

9.4 Purchaser's Consultant. Seller agrees, at the request of Purchaser, to pay Arroyo and Coates a consulting fee in the amount of $300,000 from the Purchase Price, if and only if the Closing occurs.

                                  ARTICLE 10..
                              DEFAULTS AND REMEDIES

10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
(a) deliver the Initial Deposit or Additional Deposit (or any other deposit or payment required of Purchaser hereunder), (b) deliver to the Seller the deliveries specified under Section 5.3 on the date required thereunder, or (c) deliver the Purchase Price at the time required by Section 2.2.4 and close on the purchase of the Property on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity and confidentiality obligations hereunder, Seller's sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Property or breach of a representation or warranty. Seller expressly waives the remedies of specific performance and additional damages for such default by Purchaser. SELLER AND PURCHASER ACKNOWLEDGE THAT SELLER'S DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLER'S DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLER, AND SHALL BE SELLER'S EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY AND CONFIDENTIALITY OBLIGATIONS HEREUNDER.

10.2 Seller Default. If Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (A) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed $20,000 in aggregate, or (B) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages). Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER FOR A DEFAULT BY SELLER PRIOR TO CLOSING, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS PRIOR TO CLOSING OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES, WHETHER BEFORE OR AFTER CLOSING, MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS; PROVIDED, HOWEVER, THAT, TO THE EXTENT INCLUDED WITHIN THE LIMIT ON DAMAGES RECOVERABLE UNDER THE LIABILITY CAP STATED IN SECTION 6.3, PURCHASER MAY, DURING THE SURVIVAL PERIOD, SEEK TO PROVE AND RECOVER INDIRECT, CONSEQUENTIAL AND SPECIAL DAMAGES RESULTING FROM A BREACH OF SELLER'S REPRESENTATIONS. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.

                                  ARTICLE 11..
                            RISK OF LOSS OR CASUALTY

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

                                  ARTICLE 12..
                                 EMINENT DOMAIN

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

                                  ARTICLE 13..
                                  MISCELLANEOUS

13.1 Binding Effect of Contract. This Contract shall not be binding on either party until executed by both Purchaser and Seller. As provided in Sections 2.3.5 and Section 9.3, above, neither Escrow Agent's nor Broker's execution of this Contract shall not be a prerequisite to its effectiveness.

13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.

13.3 Assignability. This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), and Purchaser is not released from its liability hereunder, (b) if Purchaser is not an affiliate of the purchasing entity(ies) then Seller has consented in its reasonable discretion and Purchaser is not released from its liability hereunder, or (c) if Purchaser is not an affiliate of the purchasing entity(ies), then such purchasing entities are affiliates of David Gustafson, Eric Wilcox and/or Ken Meislin, are using the transaction for purposes of a Section 1031 Exchange, and Purchaser is not released from liability hereunder. As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity.

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

13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified or registered mail, return receipt requested, or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:

      ......To Purchaser:
      ......Jackson Square Properties, LLC
      ......500 Washington Street, Suite 700
      ......San Francisco, California  94111
      ......Attention:  Curtis Gardner and Thomas Coates
      ......Telephone:  415-445-7800
      ......Facsimile:  415-544-9134 AND 415-544-9135

      ......with copy to:

      ......Holland & Knight, LLP
      ......10 St. James Avenue
      ......Boston, MA  02116
      ......Attention:  John P. O'Neill
      ......Phone:  617-305-2011
      ......Fax:  617-523-6850


      ......To Seller:
            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Patrick Slavin and Kris Vercauteren
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

      ......And:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

      ......with copy to:
            Chad Asarch, Esq.
      ......Vice President and Assistant General Counsel
      ......AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
      ......Telephone: 303-691-4303
            Facsimile:  303-300-3260

      ......and a copy to:

      ......Brownstein Hyatt & Farber, P.C.
      ......410 17th Street, 22nd Floor
      ......Denver, Colorado  80202
      ......Attention:  Gary M. Reiff, Esq.
      ......Telephone: 303-223-1100
      ......Facsimile:  303-223-1111

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

      ......Fidelity National Title Company
      ......1900 West Loop South, Suite 650
      ......Houston, Texas  77027
      ......Attention:  Lolly Avant, National Commercial Closing Specialist
      ......Telephone:  800-879-1672

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.

13.8 Governing Law And Venue. The laws of the Commonwealth of Virginia shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the commonwealth in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and Contracts, whether written or oral.

13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
(b) as provided in Section 9.3, above, the signature of the Broker shall not be required as to any amendment of this Contract.

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

13.14 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract (a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Seller's lenders, attorneys and accountants. Any information and Materials provided by Seller to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. Notwithstanding the provisions of
Section 13.9, Purchaser agrees that the covenants, restrictions and agreements of Purchaser contained in any confidentiality agreement executed by Purchaser prior to the Effective Date shall survive the execution of this Contract and shall not be superceded hereby.

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

13.17 Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.

13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

13.19 1031 Exchange. Seller and Purchaser acknowledge and agree that the purchase and sale of the Property may be part of a tax-free exchange under
Section 1031 (a "Section 1031 Exchange") of the Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if Seller so elects to close the transfer of the Property as an exchange, then (i) Seller, at its sole option, may delegate its obligations to transfer the Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be;
(ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Seller pursuant to this Contract; (iii) Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of the Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire the Property under this Contract, and may assign its rights to receive the Property from Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be;
(ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Seller; and (v) the closing of the acquisition of the Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may be).

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

13.21 No Exclusive Negotiations. Seller shall have the right, at all times prior to the expiration of the Feasibility Period (but not after the expiration of the Feasibility Period if this Contract remains in full force and effect), to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Contract, and that Seller shall not enter into any contract or binding Contract with a third-party for the sale of the Property unless such Contract is contingent on the termination of this Contract without the Property having been conveyed to Purchaser.

13.22 ADA Disclosure. Purchaser acknowledges that the Property may be subject to the federal Americans With Disabilities Act (the "ADA") and the federal Fair Housing Act (the "FHA"). The ADA, which requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make the Property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Seller makes no warranty, representation or guarantee of any type or kind with respect to the Property's compliance with the ADA or FHA (or any similar state, commonwealth or local law), and Seller expressly disclaims any such representation.

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

13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association; provided, however, that (a) the parties shall have the right to conduct reasonable discovery; and (b) the arbitrator (i) shall be a retired judge, (ii) shall decide all matters in accordance with the governing law, and
(iii) shall render a written decision. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the commonwealth in which the Property is located. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the prevailing party and charge the cost of arbitration to the party which is not the prevailing party. Notwithstanding anything herein to the contrary, this
Section 13.25 shall not prevent Purchaser or Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the commonwealth in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.

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

13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19 and 13.21, and (b) any provision of this Contract which expressly states that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.

13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser" means all entities acquiring any interest in the Property at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Agreement, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that Seller is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that Seller is required to return the Initial Deposit, Additional Deposit or other amount to Purchaser, Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.

                                  ARTICLE 14..
                           LEAD-BASED PAINT DISCLOSURE

14.1 Disclosure. Seller and Purchaser hereby acknowledge delivery of the Lead Based Paint Disclosure attached as Exhibit G hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deed to Purchaser.

14.2 Consent Agreement. Testing (the "Testing") has been performed at the Property with respect to lead-based paint. Connor Environmental Services and Engineering Assessments performed the Testing and reported its findings in the Lead-Based Paint Inspection and Assessment Report dated May 15, 2003, a copy of which has been provided to Purchaser (the "Report"). The Report certifies the Property as free of (a) lead based hazards, (b) dust lead hazards and (c) soil lead hazards. By execution hereof, Purchaser acknowledges receipt of a copy of the Report, the Lead-Based Paint Disclosure Statement attached hereto as Exhibit H, and acknowledges receipt of that certain Consent Agreement (the "Consent Agreement") by and among the United States Environmental Protection Agency (executed December 19, 2001), the United States Department of Housing and Urban Development (executed January 2, 2002), and Apartment Investment and Management Company ("AIMCO") (executed December 18, 2001). Because the Property has been certified as free of (x) lead based hazards, (y) dust lead hazards and (z) soil lead hazards, Seller is not required under the Consent Agreement to remediate or abate any lead-based paint condition at the Property prior to the Closing. Purchaser acknowledges and agrees that (1) after Closing, the Purchaser and the Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) that Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this Section 14.2 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser. Seller shall provide the notice attached hereto as Exhibit I prior to the Closing.

                [Remainder of Page Intentionally Left Blank]



      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                                          Seller:

                                          NATIONAL PROPERTY INVESTORS, 7,
                                          a California limited partnership

                                          By:  NPI Equity Investments, Inc.
                                          a Florida corporation,
                                          its General Partner



                                          By:  /s/Harry Alcock
                                          Name:  Harry Alcock
                                          Title:  Executive Vice President


                                          Purchaser:


                                          JACKSON SQUARE PROPERTIES, LLC,
                                          a California limited liability
                                          company


                                          By:  /s/Curtis Gardner
                                          Name:  Curtis Gardner
                                          Title:  Managing Member



                           ESCROW AGENT SIGNATURE PAGE

      The undersigned executes the Contract to which this signature page is attached for the purpose of agreeing to the provisions of Section 2.3 of the Contract, and hereby establishes February 13, 2004 as the date of opening of escrow and designates 04-193705 as the escrow number assigned to this escrow.

                                    ESCROW AGENT:

                                    FIDELITY NATIONAL TITLE COMPANY


                                    By:   /s/Lolly Avant
                                    Name:  Lolly Avant
                                    Title: Vice President



                              BROKER SIGNATURE PAGE


      The undersigned Broker hereby executes this Broker Signature Page solely to confirm the following: (a) Broker represents only the Seller in the transaction described in the Contract to which this signature page is attached,
(b) Broker acknowledges that the only compensation due to Broker in connection with the Closing of the transaction described in the Contract to which this signature page is attached is as set forth in a separate agreement between Seller and Broker at the Closing, and (c) Broker represents and warrants to Seller that Broker and its affiliates has not and will not receive any compensation (cash or otherwise) from or on behalf of Purchaser or any affiliate thereof in connection with the transaction, and do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section
13.3 of the Contract, acquires the Property at the Closing) nor has Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.


                                          BROKER:

                                          MARCUS AND MILLICHAP REAL ESTATE
                                          BROKERAGE COMPANY OF WASHINGTON,
                                          D.C.



                                          By:   /s/Andrew P. Boyle
                                          Name: Andrew P. Boyle
                                          Title: Broker of Record/Regional
                                          Manager

                                                                   Exhibit 10.26
                               FIRST AMENDMENT TO
                           PURCHASE AND SALE CONTRACT

      THIS FIRST AMENDMENT to Purchase and Sale Contract (this "First Amendment"), is made as of the 23rd day of March, 2004 (the "Amendment Date"), by and between NATIONAL PROPERTY INVESTORS 7, a California limited partnership ("Seller"), and JACKSON SQUARE PROPERTIES, LLC, a California limited liability company ("Purchaser").

                                    RECITALS:

      WHEREAS, Seller and Purchaser entered into the Purchase and Sale Contract dated February 12, 2004 (the "Contract"), for certain real property situated in Roanoke County, Virginia, and more specifically described in the Contract; and

      WHEREAS, Seller and Purchaser desire to amend the Contract on the terms and conditions set forth below.

      NOW, THEREFORE, in consideration of the mutual covenants set forth in the Contract and herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree to amend the Contract as follows:

                                   AGREEMENT:

1. Investigation of Lead Based Paint. From the Amendment Date through and unto April 13, 2004 (the "Lead Based Paint Inspection Period"), Purchaser may, subject to the rights of Tenants and during normal business hours with reasonable prior notice, enter the clubhouse on the Property to continue its inspection and testing regarding the presence of lead based paint. Purchaser's entry into the clubhouse, inspection and testing are subject to Purchaser's obligations under the Contract, including Section 3.4 of the Contract, and specifically including providing the insurance set forth therein and indemnifying Seller from any Losses related thereto. Purchaser shall obtain Seller's prior approval, which shall not be unreasonably withheld or denied, with respect to all testing activities contemplated by this section. Purchaser hereby waives any right pursuant to Section 3.4.2 of the Contract to recover out-of-pocket expenses from Seller.

2. Seller's Indemnity. If Purchaser closes on the acquisition of the Property, then Seller shall hold harmless and indemnify Purchaser from any loss, cost or expense (including, without limitation, reasonable attorneys fees and expenses) arising out of any failure by Seller to comply with the Consent Agreement as it relates to the Property.

3. Additional Deposit. On or before the Amendment Date, Purchaser shall deposit the Additional Deposit pursuant to the Contract.

4. Acknowledgement of Waiver of Contingencies. Except as stated in this Section 4, Purchaser agrees that Purchaser's right to terminate the Contract is
irrevocably   waived,  the  Deposit   (including  the  Additional   Deposit)  is
non-refundable, and Purchaser's obligation to purchase the Property is non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1 of the Contract. Notwithstanding the foregoing, Purchaser may, on or prior to the expiration of the Lead Based Paint Inspection Period, terminate the Contract if it concludes (in its reasonable discretion) that, based on its inspections and testing, the presence of lead based paint at the clubhouse constitutes a material unacceptable condition on the Property. If Purchaser terminates this the Contract as stated in the preceding sentence, this Contract shall terminate and be of no further force and effect subject to and except for Purchaser's liability pursuant to Section 3.3 and any other provision of this Contract which survives such termination, and Escrow Agent shall forthwith return the Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit).

5. Miscellaneous. The following provisions shall apply with respect to this First Amendment:

(a) Except as modified herein, the Contract is in full force and effect and is hereby ratified by Purchaser and Seller.

(b) Capitalized terms not defined herein shall have the same meaning as set forth in the Contract.

(c) In the event of any conflict between the Contract and this First Amendment, the terms and conditions of this First Amendment shall control.

(d) This First Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.

                            [signature page follows]



      NOW, THEREFORE, the parties hereto have executed this First Amendment as of the date first set forth above.


                                          SELLER:

                                          NATIONAL PROPERTY INVESTORS, 7,
                                          a California limited partnership

                                          By:  NPI Equity Investments, Inc.
                                          a Florida corporation,
                                          its General Partner



                                          By:  /s/Brian J. Bornhorst
                                          Name:  Brian J. Bornhorst
                                          Title:  Vice President


                                          PURCHASER:


                                          JACKSON SQUARE PROPERTIES, LLC,
                                          a California limited liability
                                          company


                                          By:  /s/Curtis Gardner
                                          Name:  Curtis Gardner
                                          Title:  Managing Member