Form 10QSB
period 2004-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2004-08-13
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 299
   Receivables and deposits                                                     143
   Restricted escrows                                                           181
   Other assets                                                                 219
   Investment property:
       Land                                                  $ 1,094
       Buildings and related personal property                  9,978
                                                               11,072
       Less accumulated depreciation                           (7,343)        3,729
                                                                            $ 4,571
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 78
   Tenant security deposit liabilities                                           17
   Accrued property taxes                                                        25
   Other liabilities                                                            143
   Mortgage note payable                                                      5,090

Partners' Deficit:
   General partner                                            $ (309)
   Limited partners (60,517 units
      issued and outstanding)                                    (473)         (782)
                                                                            $ 4,571


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                2004          2003         2004         2003
                                                           (Restated)                (Restated)
Revenues:
  Rental income                                 $ 279        $ 330        $ 575        $ 663
  Other income                                      17           14           34           30
     Total revenues                                296          344          609          693

Expenses:
  Operating                                        150          128          247          224
  General and administrative                        86           94          135          206
  Depreciation                                      94           92          188          186
  Interest                                          92           95          185          190
  Property taxes                                    12           12           24           24
     Total expenses                                434          421          779          830

Loss from continuing operations                   (138)         (77)        (170)        (137)
(Loss) income from discontinued
  operations (Note A)                           (1,185)          17       (1,171)           5
Gain on sale of discontinued operations
  (Note C)                                       6,628           --        6,628           --

Net income (loss)                              $ 5,305       $ (60)      $ 5,287       $ (132)

Net income (loss) allocated to general
  partner (1%)                                  $ 53          $ (1)        $ 53         $ (1)
Net income (loss) allocated to limited
  partners (99%)                                 5,252          (59)       5,234         (131)

                                               $ 5,305       $ (60)      $ 5,287       $ (132)
(Loss) income per limited partnership unit:
    Loss from continuing operations              (2.26)       (1.25)       (2.78)       (2.24)
    (Loss) income from discontinued
      operations                                (19.38)        0.28       (19.16)        0.08
    Income from sale of discontinued
      operations                                108.43           --       108.43           --

                                               $ 86.79      $ (0.97)     $ 86.49      $ (2.16)
Distributions per limited partnership
  unit                                         $ 70.91      $ 21.45      $113.84      $ 26.82


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' (deficiency) capital
   at December 31, 2003               60,517      $ (293)     $ 1,182       $ 889

Distributions to partners                 --          (69)     (6,889)      (6,958)

Net income for the six months
   ended June 30, 2004                    --           53       5,234        5,287

Partners' deficit at
   June 30, 2004                      60,517      $ (309)      $ (473)     $ (782)


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net income (loss)                                                 $ 5,287      $ (132)
  Adjustments to reconcile net income (loss) to net cash
   (used in ) provided by operating activities:
     Depreciation                                                       317        1,064
     Amortization of loan costs                                           6           37
     Loss on early extinguishment of debt                             1,119           14
     Gain on sale of investment property                             (6,628)          --
     Change in accounts:
      Receivables and deposits                                          230         (148)
      Other assets                                                        3         (116)
      Accounts payable                                                 (196)          28
      Tenant security deposit liabilities                               (18)          (4)
      Accrued property taxes                                             25          185
      Due to affiliates                                                 (72)          --
      Other liabilities                                                (229)        (131)
        Net cash (used in) provided by operating activities            (156)         797

Cash flows from investing activities:
  Property improvements and replacements                               (106)        (233)
  Net receipts from restricted escrows                                   88          147
  Net proceeds from sale of discontinued operations                   8,748           --
        Net cash provided by (used in) investing activities           8,730          (86)

Cash flows from financing activities:
  Repayment of mortgage notes payable                                (3,790)      (7,600)
  Debt extinguishment costs                                          (1,027)          --
  Proceeds from mortgage notes payable                                   --        9,290
  Payments on mortgage notes payable                                   (113)        (212)
  Loan cost additions                                                   (15)        (210)
  Distributions to partners                                          (6,958)      (1,639)
        Net cash used in financing activities                       (11,903)        (371)

Net (decrease) increase in cash and cash equivalents                 (3,329)         340

Cash and cash equivalents at beginning of period                      3,628          614

Cash and cash equivalents at end of period                           $ 299        $ 954

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 282        $ 890

Supplemental disclosure of non-cash activity:
  Replacement reserves in accounts receivable                        $ --         $ 93

               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three and six months ended June 30, 2003 has been restated to reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as (loss) income from discontinued operations due to their sales in 2003. Patchen Place was sold in October 2003 and Northwoods I and II and South Point were sold in December 2003. In addition, The Pines of Roanoke Apartments is included in income (loss) from discontinued operations for the six months ended June 30, 2004 and 2003 due to its sale in April 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $60,000 and $181,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $64,000 and $119,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $58,000 in reimbursements for the six month period ended June 30, 2003, which is included in general and administrative expenses. No such fees were earned during the same period in 2004 as there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2004 or 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At June 30, 2004, the Partnership had no outstanding amounts due under this Partnership Revolver.

In addition to reimbursement for services of affiliates, an affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancing of Patchen Place and South Point Apartments during the six months ended June 30, 2003. No such reimbursements were earned during the same period in 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $13,000 and $92,000 respectively, for the insurance coverage and fees associated with policy claims administration.

Note C- Sale of Investment Properties

On April 30, 2004, the Partnership sold The Pines Apartments to an unrelated third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,628,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in (loss) income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of The Pines Apartments as discontinued operations. Included in (loss) income from discontinued operations for the six months ended June 30, 2004 and 2003 is approximately $473,000 and $738,000 respectively, of revenue generated by the property.

Note D - Refinancing of Mortgage Notes Payable

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

As of July 1 and August 1, 2003, the loan on Patchen Place and South Point Apartments, respectively, were assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender had a maturity date of September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility was initially a variable rate loan, and after three years the Partnership had the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans was 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.8% per annum at July 1, 2003), and the rate reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties were on the Permanent Credit Facility. The loans could be prepaid without penalty. The loans were repaid when Patchen Place Apartments sold in October 2003 and South Point Apartments sold in December 2003.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2004 and 2003:

                                                   Average Occupancy
                                                    2004       2003

      Fairway View II Apartments (1)                80%        92%
         Baton Rouge, Louisiana

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View II Apartments to strong competition from new construction in the local market area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2004 was approximately $5,305,000 and $5,287,000, respectively, compared to net loss of approximately $60,000 and $132,000 for the three and six month periods ended June 30, 2003, respectively. The increase in net income for the three and six months period is primarily due to the recognition of the gain on sale of The Pines Apartments.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three and six months ended June 30, 2003 has been restated to reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as (loss) income from discontinued operations due to their sales in 2003. Patchen Place was sold in October 2003 and Northwoods I and II and South Point were sold in December 2003.

On April 30, 2004, the Partnership sold The Pines Apartments to an unrelated third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,628,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in (loss) income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Pines of Roanoke as discontinued operations. Included in (loss) income from discontinued operations for the six months ended June 30, 2004 and 2003 is approximately $473,000 and $738,000 respectively, of revenue generated by the property.

Excluding the gain on sale and the discontinued operations, the Partnership's net loss from continuing operations for the three and six months ended June 30, 2004 was approximately $138,000 and $170,000 compared to net loss of approximately $77,000 and $137,000 for the corresponding period in 2003. The decrease in income for the three month period is due to a decrease in total revenue and an increase in total expenses. The decrease in income for the six month period is due to a decrease in total revenue, partially offset by a decrease in total expenses. Total revenues decreased for both periods due to a decrease in rental income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expenses at Fairway View II Apartments, partially offset by an increase in rental rates.

Total expenses decreased for the six month period principally due to a decrease in general and administrative expenses partially offset by an increase in operating expenses. Total expenses increased for the three month period principally due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased for both periods due to an increase in administrative expense. Administrative expense increased due to increases in training and travel expenses.

General and administrative expense decreased for both periods due to decreases in the management reimbursements paid to the Managing General Partner, as allowed under the Partnership Agreement, and in the fees paid to the Managing General Partner in connection with distributions from operations. Also included in general and administrative expenses for the six months ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $299,000 compared to approximately $954,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents decreased by approximately $3,329,000 due to approximately $11,903,000 of cash used in financing activities and approximately $156,000 of cash used in operating activities partially offset by approximately $8,730,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering The Pines Apartments, principal payments on the mortgages encumbering the Partnership's investment properties, debt extinguishment costs, loan cost additions, and distributions to the partners. Cash provided by investing activities consisted of net sales proceeds and net receipts from restricted escrows, partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At June 30, 2004, the Partnership had no outstanding amounts due under this Partnership Revolver.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Fairway View II

During the six months ended June 30, 2004, the Partnership completed approximately $71,000 of capital improvements at Fairway View II Apartments, consisting primarily of roof replacements, structural upgrades and floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $41,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Pines

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $35,000 of capital improvements at The Pines Apartments, consisting primarily of floor covering and roof replacements and heating system upgrades. These improvements were funded from operating cash flow. The Pines Apartments were sold April 30, 2004.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $5,090,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                         Six Months       Per Limited        Six Months       Per Limited
                           Ended          Partnership          Ended          Partnership
                       June 30, 2004          Unit         June 30, 2003         Unit

Operations                  $ --              $ --             $ 610            $ 9.98
Refinancing (2)                --                --             1,029            16.84
Sale (1)                    6,958            113.84                --               --
    Total                  $6,958           $113.84            $1,639           $26.82

(1) Proceeds from the sales of South Point Apartments in December 2003 and The Pines Apartments in April 2004.

(2)   Proceeds from the refinancing of Patchen Place Apartments during May 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 41,649.67 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on June 13, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 18,867.34 Units for a purchase price of $40.27 per Unit. Subsequent to June 30, 2004, AIMCO Properties, L.P. extended the expiration date of the offer to August 13, 2004. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    NATIONAL PROPERTY INVESTORS 7


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

 2.5              Master  Indemnity  Agreement  dated as of August 17, 1995.(1)

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

10.24 Assignment and Assumption of Real Estate Sale Agreement between The Dilweg Companies, LLC and HD South Point, LLC, dated December 30, 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30,
                  2003).

10.25 Purchase and Sale Contract between Registrant and Jackson Square Properties, LLC, dated February 21, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
                  2004).

10.26 Amendment to Purchase and Sale Contract between Registrant and Jackson Square Properties, LLC dated March 23, 2004
                  (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 7;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    NPI    Equity
                                    Investments,  Inc.,  equivalent  of  the
                                    chief    financial    officer   of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.