Form 10QSB
period 2004-09-30
NATIONAL PROPERTY INVESTORS 7
filed 2004-11-12
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                   $ 331
   Receivables and deposits                                                       109
   Restricted escrows                                                             182
   Other assets                                                                   197
   Investment property:
       Land                                                    $ 1,094
       Buildings and related personal property                   10,054
                                                                 11,148
       Less accumulated depreciation                             (7,437)        3,711
                                                                              $ 4,530
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                            $ 90
   Tenant security deposit liabilities                                             21
   Accrued property taxes                                                          37
   Other liabilities                                                              155
   Mortgage note payable                                                        5,053

Partners' Deficit:
   General partner                                              $ (310)
   Limited partners (60,517 units
      issued and outstanding)                                      (516)         (826)
                                                                              $ 4,530

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                 2004        2003        2004       2003
                                                          (Restated)             (Restated)
Revenues:
  Rental income                                  $ 302       $ 321      $ 877       $ 984
  Other income                                       32          26         66          56
     Total revenues                                 334         347        943       1,040

Expenses:
  Operating                                         175         145        422         369
  General and administrative                         24          99        159         305
  Depreciation                                       93          91        281         277
  Interest                                           91          93        276         283
  Property taxes                                     12          12         36          36
     Total expenses                                 395         440      1,174       1,270

Loss from continuing operations                     (61)        (93)      (231)       (230)
Income (loss) from discontinued
  operations (Note A)                                --         189     (1,171)        194
Gain on sale of discontinued
  operations (Note C)                                17          --      6,645          --
Net (loss) income                                $ (44)      $ 96      $ 5,243      $ (36)

Net (loss) income allocated to
  general partner (1%)                           $ (1)        $ 1        $ 52       $ --
Net (loss) income allocated to
  limited partners (99%)                            (43)         95      5,191         (36)
                                                 $ (44)      $ 96      $ 5,243      $ (36)
Net (loss) income per limited partnership unit:
    Loss from continuing operations             $ (0.99)    $ (1.52)   $ (3.78)    $ (3.76)
    Income (loss) from discontinued
      operations                                     --        3.09     (19.15)       3.17
     Gain on sale of discontinued
      operations                                   0.28          --     108.71          --
                                                $ (0.71)    $ 1.57     $ 85.78     $ (0.59)
Distributions per limited
  partnership unit                               $ --       $ 10.72    $113.84     $ 37.54

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517           1      $30,259      $30,260

Partners' (deficiency) capital
   at December 31, 2003               60,517      $ (293)     $ 1,182       $ 889

Distributions to partners                 --         (69)      (6,889)      (6,958)

Net income for the nine months
   ended September 30, 2004               --          52        5,191        5,243

Partners' deficit at
   September 30, 2004                 60,517      $ (310)      $ (516)     $ (826)

                        See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                      2004     2003
Cash flows from operating activities:
  Net income (loss)                                              $ 5,243      $ (36)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                    411       1,586
     Amortization of loan costs                                        9          53
     Casualty gain                                                    --         (54)
     Loss on early extinguishment of debt                          1,119          14
     Gain on sale of discontinued operations                      (6,645)         --
     Change in accounts:
      Receivables and deposits                                       264        (144)
      Other assets                                                     7        (112)
      Accounts payable                                              (167)        (41)
      Tenant security deposit liabilities                            (14)         (1)
      Accrued property taxes                                          37         293
      Due to affiliates                                              (72)         --
      Other liabilities                                             (217)       (169)
        Net cash (used in) provided by operating activities          (25)      1,389

Cash flows from investing activities:
  Property improvements and replacements                            (182)       (426)
  Insurance proceeds received                                         --          59
  Net receipts from restricted escrows                                87         147
  Net proceeds from sale of discontinued operations                8,748          --
        Net cash provided by (used in) investing activities        8,653        (220)

Cash flows from financing activities:
  Repayment of mortgage note payable                              (3,790)     (7,600)
  Debt extinguishment cost                                        (1,027)         --
  Proceeds from mortgage notes payable                                --       9,290
  Payments on mortgage notes payable                                (150)       (349)
  Loan costs additions                                                --        (213)
  Distributions to partners                                       (6,958)     (2,295)
        Net cash used in financing activities                    (11,925)     (1,167)

Net (decrease) increase in cash and cash equivalents              (3,297)          2
Cash and cash equivalents at beginning of period                   3,628         614

Cash and cash equivalents at end of period                        $ 331       $ 616

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 371      $ 1,285

Supplemental disclosure of non-cash activity:
  Replacement reserves in accounts receivable                      $ --        $ 93

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as income (loss) from discontinued operations due to their sales in 2003. Patchen Place was sold in October 2003 and Northwoods I & II and South Point were sold in December 2003. In addition, the statements of operations have been restated as of January 1, 2003 to reflect the operations of The Pines Apartments as income (loss) from discontinued operations due to its sale in April 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $75,000 and $271,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income
(loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $81,000 and $178,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $13,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $91,000 in reimbursements for the nine months ended September 30, 2003, which is included in general and administrative expenses. No such fees were earned during the same period in 2004 as there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2004 or 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At September 30, 2004, the Partnership had no outstanding amounts due under this Partnership Revolver. Subsequent to September 30, 2004, the Partnership received approximately $290,000 under this revolver to pay outstanding accounts payable at Fairway View II Apartments.

In addition to reimbursement for services of affiliates, an affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancings of Patchen Place and South Point Apartments during the nine months ended September 30, 2003. No such reimbursements were earned during the same period in 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $92,000 respectively, for insurance coverage and fees associated with policy claims administration.

Note C- Sale of Investment Property

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in income (loss) from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations have been restated as of January 1, 2003 to reflect the operations of The Pines Apartments as discontinued operations. Included in income (loss) from discontinued operations for the nine months ended September 30, 2004 and 2003 is approximately $473,000 and $1,122,000 respectively, of revenue generated by the property. The additional gain of approximately $17,000 recognized during the three months ended September 30, 2004 was due to the write off of expense reserves established at the time of the sale which were determined to be unneeded.

Note D - Refinancing of Mortgage Notes Payable

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in income (loss) from discontinued operations.

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in income (loss) from discontinued operations.

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

As of July 1 and August 1,  2003,  the loans on  Patchen  Place and South  Point
Apartments, respectively, were assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender had a maturity date of September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility was initially a variable rate loan, and after three years the Partnership had the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans was 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.9% per annum at September 30, 2003), and the rate reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the properties were on the Permanent Credit Facility. The loans could be prepaid without penalty. The loans were repaid when Patchen Place Apartments sold in October 2003 and South Point Apartments sold in December 2003.

Note E - Casualty Gain

On February 15, 2003 an ice storm caused damage to exterior sections on some of the buildings and to the landscaping at Patchen Place Apartments. No actual units were damaged during the storm. As a result of the damage, approximately $40,000 of fixed assets and approximately $35,000 of accumulated depreciation were written off. The property received approximately $59,000 in insurance proceeds and recognized a casualty gain of approximately $54,000 as a result of the difference between the proceeds received and the net book value of the assets written off. This amount is included in income (loss) from discontinued operations due to the sale of Patchen Place Apartments in October 2003.

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2004 and 2003:

                                                   Average Occupancy
                                                    2004       2003

      Fairway View II Apartments (1)                83%        91%
         Baton Rouge, Louisiana

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View II Apartments to strong competition from new construction in the local market area and to stricter credit standards for tenants.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended September 30, 2004 was approximately $44,000 compared to net income of approximately $96,000 for the corresponding period in 2003. The Partnership's net income for the nine months ended September 30, 2004 was approximately $5,243,000 compared to net loss of approximately $36,000 for the corresponding period in 2003. The decrease in net income for the three month period is due to a decrease in income from discontinued operations partially offset by the gain on sale of discontinued operations. The decrease in net loss for the nine month period is due to the recognition of the gain on sale of The Pines Apartments partially offset by a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as income (loss) from discontinued operations due to their sales in 2003. Patchen Place was sold in October 2003 and Northwoods I & II and South Point were sold in December 2003. In addition, the statements of operations have been restated as of January 1, 2003 to reflect the operations of The Pines Apartments as income (loss) from discontinued operations due to its sale in April 2004.

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in income (loss) from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations have been restated as of January 1, 2003 to reflect the operations of The Pines Apartments as discontinued operations. Included in income (loss) from discontinued operations for the nine months ended September 30, 2004 and 2003 is approximately $473,000 and $1,122,000 respectively, of revenue generated by the property. The additional gain of approximately $12,000 recognized during the three months ended September 30, 2004 is due to expense reserves established at the time of the sale, which were determined to be unneeded.

Excluding the gain on sale and the discontinued operations, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $61,000 and $231,000, respectively, compared to loss from continuing operations of approximately $93,000 and $230,000 for the corresponding periods in 2003. The decrease in loss from continuing operations for the three month period is due to a decrease in total expenses partially offset by a decrease in total revenue. Although the loss from continuing operations for the nine month period remained relatively constant, a decrease in total revenues was offset by a decrease in total expenses. Total revenues decreased for both periods due to a decrease in rental income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at Fairway View Apartments.

Total expenses decreased for the three and nine month periods due to a decrease in general and administrative expense, partially offset by an increase in operating expense. Operating expense increased due to increases in advertising and administrative expense. Advertising expense increased due to an increase in leasing promotions at the investment property. Administrative expense increased due to increases in training and travel expenses and credit collection and eviction expenses. In addition, the Partnership expensed loan costs for a refinancing of the mortgage encumbering the investment property which did not close.

General and administrative expense decreased for both periods due to decreases in the costs of services included in the management reimbursements paid to the Managing General Partner, as allowed under the Partnership Agreement, and in the fees paid to the Managing General Partner in connection with distributions from operations. Also included in general and administrative expenses for the nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $331,000 compared to approximately $616,000 at September 30, 2003. For the nine months ended September 30, 2004, cash and cash equivalents decreased by approximately $3,297,000 due to approximately $25,000 and $11,925,000 of cash used in operating and financing activities, respectively, partially offset by approximately $8,653,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering The Pines Apartments, principal payments on the mortgages encumbering the Partnership's investment properties, debt extinguishment costs, and distributions to the partners. Cash provided by investing activities consisted of net proceeds from the sale of The Pines Apartments and net receipts from restricted escrows, partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. At September 30, 2004, the Partnership had no outstanding amounts due under this Partnership Revolver. Subsequent to September 30, 2004, the Partnership received approximately $290,000 under this revolver to pay outstanding accounts payable at Fairway View II Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Fairway View II

During the nine months ended September 30, 2004, the Partnership completed approximately $147,000 of capital improvements at Fairway View II Apartments, consisting primarily of roof replacements, electrical upgrades and floor covering, appliance, and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $380,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Pines

During the nine months ended September 30, 2004, the Partnership completed approximately $35,000 of capital improvements at The Pines Apartments, consisting primarily of floor covering and roof replacements and heating system upgrades. These improvements were funded from operating cash flow. The Pines Apartments were sold April 30, 2004.

The additional capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $5,053,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                        Nine Months       Per Limited       Nine Months       Per Limited
                           Ended          Partnership          Ended          Partnership
                     September 30, 2004       Unit       September 30, 2003      Unit

Operations                  $ --              $ --             $ 948            $15.50
Sale (1)                    6,958            113.84                --               --
Refinancing (2)                --                --             1,347            22.04
    Total                  $6,958           $113.84            $2,295           $37.54

(1) Proceeds from the sales of South Point Apartments in December 2003 and The Pines Apartments in April 2004.

(2)   Proceeds from the refinancing of Patchen Place Apartments in May 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.