Form 10KSB
period 2004-12-31
NATIONAL PROPERTY INVESTORS 7
filed 2005-03-18
CIK 732439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,292,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From February 1984 through February 1985, the Partnership offered 100,000 limited partnership units at $500 per unit for an aggregate of $50,000,000 and sold 60,517 units providing net proceeds of $30,259,000, pursuant to a Registration Statement filed with the Securities and Exchange Commission. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase seven income producing residential real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. One property was sold and another was foreclosed on in 1994. Three properties were sold in 2003 and one in 2004. The Partnership continues to own and operate one remaining property (see "Item 2. Description of Property").

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment property.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment property:

                                   Date of
Property                           Purchase       Type of Ownership          Use

Fairway View II Apartments          11/84    Fee ownership subject to    Apartment
  Baton Rouge, Louisiana                     first mortgage              204 units

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $473,000 and $1,497,000, respectively, of revenue generated by the property.

On October 31, 2003, the Partnership sold Patchen Place Apartments to a third party for net proceeds of approximately $6,815,000 after payment of closing costs. The Partnership realized a gain of approximately $4,703,000 as a result of the sale. The Partnership used approximately $4,254,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $92,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,076,000 of revenue generated by the property.

On December 9, 2003, the Partnership sold Northwoods Apartments to a third party for net proceeds of approximately $11,454,000 after payment of closing costs. The Partnership realized a gain of approximately $8,028,000 as a result of the sale. The Partnership used approximately $6,611,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $207,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2003 is approximately $2,010,000 of revenue generated by the property.

On December 30, 2003, the Partnership sold South Point Apartments to a third party for net proceeds of approximately $8,135,000 after payment of closing costs. The Partnership realized a gain of approximately $4,973,000 as a result of the sale. The Partnership used approximately $4,948,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $105,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,262,000 of revenue generated by the property.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                                                               Method
                     Carrying    Accumulated   Depreciable       of          Federal
Property              Value     Depreciation      Life      Depreciation    Tax Basis
                         (in thousands)                                    (in thousands)

Fairway View II      $11,312       $ 7,533      5-30 yrs         S/L         $ 1,624

See "Item 7. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

                         Principal                                        Principal
                        Balance At                                         Balance
                       December 31,    Interest    Period    Maturity       Due At
Property                   2004        Rate (1)   Amortized    Date      Maturity (2)
                      (in thousands)                                    (in thousands)

   Fairway View II        $ 5,015       7.03%      20 yrs    12/01/21        $ --

(1)   Fixed rate mortgage.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in loss from discontinued operations. The new mortgage was repaid with the proceeds from the sale of Patchen Place Apartments in October 2003 (see "Item 7. Financial Statements - Note E").

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in loss from discontinued operations. The new mortgage was repaid with the proceeds from the sale of South Point Apartments in December 2003 (see "Item 7. Financial Statements - Note E").

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for the remaining property:

                                     Average Annual                   Average
                                      Rental Rates                   Occupancy
                                       (per unit)
Property                          2004            2003           2004       2003

Fairway View II (1)              $7,054          $7,071           86%       90%

(1) The Managing General Partner attributes the decrease in occupancy at Fairway View II to strong competition from new construction in the local market area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property were:

                                       2004            2004
                                       Taxes          Rates
                                         (in thousands)

          Fairway View II              $ 46           10.23%

Capital Improvements

Fairway View II

During the year ended December 31, 2004, the Partnership completed approximately $311,000 of capital improvements at Fairway View II, consisting primarily of structural and electrical upgrades, roof replacements, building improvements, and floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Pines

During the year ended December 31, 2004, the Partnership completed approximately $35,000 of capital improvements at The Pines, consisting primarily of floor covering and roof replacements and heating system upgrades. These improvements were funded from operating cash flow. The Pines Apartments was sold April 30, 2004.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units (the "Units") and sold 60,517 Units aggregating $30,259,000. At December 31, 2004, the Partnership had 1,069 holders of record owning an aggregate of 60,517 Units. Affiliates of the Managing General Partner owned 42,461.67 Units or 70.16% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data).

                                          Per Limited                         Per Limited
                          Year Ended      Partnership        Year Ended       Partnership
                      December 31, 2004       Unit       December 31, 2003       Unit

Operations                   $ --             $ --            $ 1,217           $ 19.90
Refinancing (1)                 --               --             1,347             22.04
Sales proceeds (2)           7,143           116.86             7,340            120.08
                           $ 7,143          $116.86           $ 9,904           $162.02

(1) From the refinancings of Patchen Place Apartments in May 2003 and South Point Apartments in June 2003.

(2) For 2004, proceeds from the sales of South Point Apartments in December 2003 and The Pines Apartments in April 2004. For 2003, proceeds from the sale of Patchen Place Apartments in October 2003 and the sale of Northwoods I and II Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 Units in the Partnership representing 70.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net income for the years ended December 31, 2004 and 2003 was approximately $5,218,000 and $17,225,000 respectively. The decrease in net income for the year ended December 31, 2004 is due a decrease in the gain on the sale of discontinued operations and an increase in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the year ended December 31, 2003 reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as loss from discontinued operations due to their sales in 2003. In addition, the statements of operations have been restated as of January 1, 2003 to reflect the operations of The Pines Apartments as loss from discontinued operations due to its sale in April 2004.

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $473,000 and $1,497,000 respectively, of revenue generated by the property.

On October 31, 2003, the Partnership sold Patchen Place Apartments to a third party for net proceeds of approximately $6,815,000 after payment of closing costs. The Partnership realized a gain of approximately $4,703,000 as a result of the sale. The Partnership used approximately $4,254,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $92,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,076,000 of revenue generated by the property.

On December 9, 2003, the Partnership sold Northwoods Apartments to a third party for net proceeds of approximately $11,454,000 after payment of closing costs. The Partnership realized a gain of approximately $8,028,000 as a result of the sale. The Partnership used approximately $6,611,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $207,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $2,010,000 of revenue generated by the property.

On December 30, 2003, the Partnership sold South Point Apartments to a third party for net proceeds of approximately $8,135,000 after payment of closing costs. The Partnership realized a gain of approximately $4,973,000 as a result of the sale. The Partnership used approximately $4,948,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $105,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,262,000 of revenue generated by the property.

On February 15, 2003, an ice storm caused damage to exterior sections on some of the buildings and to the landscaping at Patchen Place Apartments. No actual units were damaged during the storm. As a result of the damage, approximately $40,000 of fixed assets and $35,000 of accumulated depreciation were written off resulting in a net write off of approximately $5,000. The Partnership received approximately $59,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $54,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off. This amount is included in loss from discontinued operations.

Excluding the gain on sales and the discontinued operations, the Partnership's loss from continuing operations for the years ended December 31, 2004 and 2003 was approximately $256,000 and $350,000, respectively. The decrease in loss from continuing operations for the year ended December 31, 2004 is due to a decrease in total expenses partially offset by decrease in total revenues. Total revenues decreased due to a decrease in rental income caused by a decrease in occupancy at the investment property.

Total expenses decreased for the year ended December 31, 2004 due to a decrease in general and administrative expenses, partially offset by an increase in operating expense. Operating expenses increased due to increases in advertising, property, and administrative expenses. Advertising expense increased due to an increase in leasing promotions at the investment property. Property expenses increased due to increases in employee apartments, and utilities, partially offset by a decrease in contract courtesy patrol. Administrative expense increased due to increases in training and travel expenses and credit collection and eviction expenses. In addition, the Partnership expensed loan costs for a refinancing of the mortgage encumbering the investment property which did not close.

General and administrative expense decreased due to decreases in the costs of services included in the management reimbursements charged by the Managing General Partner, as allowed under the Partnership Agreement, and in the fees paid to the Managing General Partner in connection with distributions from operations. Also included in general and administrative expense for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $248,000 compared to approximately $3,628,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $3,380,000 is due to approximately $11,000 and $11,858,000 of cash used in operating and financing activities, respectively, partially offset by approximately $8,489,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering The Pines Apartments, principal payments on the mortgages encumbering the Partnership's investment properties, debt extinguishment costs and distributions to the partners, partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net proceeds from the sale of The Pines Apartments and net receipts from restricted escrows, partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in loss from discontinued operations. The new mortgage was repaid with the proceeds from the sale of Patchen Place Apartments in October 2003.

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in loss from discontinued operations. The new mortgage was repaid with the proceeds from the sale of South Point Apartments in December 2003.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $5,015,000 has a maturity date of December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                          Per Limited                         Per Limited
                          Year Ended      Partnership        Year Ended       Partnership
                      December 31, 2004       Unit       December 31, 2003       Unit

Operations                   $ --             $ --            $ 1,217           $ 19.90
Refinancing (1)                 --               --             1,347             22.04
Sales proceeds (2)           7,143           116.86             7,340            120.08
                           $ 7,143          $116.86           $ 9,904           $162.02

(1) From the refinancings of Patchen Place Apartments in May 2003 and South Point Apartments in June 2003.

(2) For 2004, proceeds from the sales of South Point Apartments in December 2003 and The Pines Apartments in April 2004. For 2003, proceeds from the sale of Patchen Place Apartments in October 2003 and the sale of Northwoods I and II Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

ITEM 7.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
National Property Investors 7


We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 2004, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 248
   Receivables and deposits                                                       82
   Restricted escrows                                                            182
   Other assets                                                                  189
   Investment property (Notes B, E and F):
      Land                                                    $ 1,094
      Buildings and related personal property                   10,218
                                                               11,312
      Less accumulated depreciation                             (7,533)        3,779

                                                                            $ 4,480
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 44
   Tenant security deposit liabilities                                            23
   Other liabilities                                                             133
   Mortgage notes payable (Note B)                                             5,015
   Due to affiliates (Note D)                                                    301

Partners' Deficit
   General partner                                             $ (312)
   Limited partners (60,517 units issued and
      outstanding)                                                (724)       (1,036)

                                                                            $ 4,480

              See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                   2004         2003
                                                                             (Restated)
Revenues:
   Rental income                                                  $ 1,205      $ 1,283
   Other income                                                        87           85
      Total revenues                                                1,292        1,368

Expenses:
   Operating                                                          587          499
   General and administrative                                         168          432
   Depreciation                                                       378          370
   Interest                                                           370          376
   Property taxes                                                      45           41
      Total expenses                                                1,548        1,718

Loss from continuing operations                                      (256)        (350)
Loss from discontinued operations (Note A)                         (1,171)        (129)
Gain on sale of discontinued operations (Note E)                    6,645       17,704

Net income (Note C)                                               $ 5,218      $17,225

Net income allocated to general partner (1%)                       $ 52         $ 172
Net income allocated to limited partners (99%)                      5,166       17,053

                                                                  $ 5,218      $17,225
Net income per limited partnership unit:
  Loss from continuing operations                                 $ (4.20)     $ (5.73)
  Loss from discontinued operations                                (19.15)       (2.10)
  Gain on sale of discontinued operations                          108.71       289.62

                                                                  $ 85.36      $281.79

Distribution per limited partnership unit                         $116.86      $162.02

              See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 7

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                             Limited
                                           Partnership  General    Limited
                                              Units     Partner    Partners     Total

Original capital contributions               60,517       $ 1      $30,259     $30,260

Partners' deficit at
  December 31, 2002                          60,517      $ (366)   $(6,066)    $(6,432)

Distributions to partners                        --         (99)    (9,805)     (9,904)

Net income for the year ended
  December 31, 2003                              --         172     17,053      17,225

Partners' (deficiency) capital at
  December 31, 2003                          60,517        (293)     1,182         889

Distributions to partners                        --         (71)    (7,072)     (7,143)

Net income for the year ended
  December 31, 2004                              --          52      5,166       5,218

Partners' deficit at December 31, 2004       60,517      $ (312)    $ (724)    $(1,036)

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Years Ended December 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                       $ 5,218      $17,225
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation                                                      507        1,953
     Amortization of loan costs                                         11           70
     Casualty gain                                                      --          (54)
     Loss on early extinguishment of debt                            1,119          418
     Gain on sale of discontinued operations                        (6,645)     (17,704)
     Change in accounts:
      Receivables and deposits                                         291         (148)
      Other assets                                                      13            8
      Accounts payable                                                (213)        (142)
      Tenant security deposit liabilities                              (12)         (97)
      Accrued property taxes                                            --            1
      Other liabilities                                               (239)         (93)
      Due to affiliates                                                (61)          72
          Net cash (used in) provided by operating activities          (11)       1,509

Cash flows from investing activities:
  Property improvements and replacements                              (346)        (546)
  Net withdrawals from restricted escrows                               87          347
  Insurance proceeds received                                           --           59
  Net proceeds from sale of discontinued operations                  8,748       26,404
          Net cash provided by investing activities                  8,489       26,264

Cash flows from financing activities:
  Advances from affiliates                                             290           --
  Payments on mortgage notes payable                                  (188)        (519)
  Repayment of mortgage notes payable                               (3,790)     (23,413)
  Proceeds from mortgage notes payable                                  --        9,290
  Loan costs paid                                                       --         (213)
  Debt extinguishment cost                                          (1,027)          --
  Distributions to partners                                         (7,143)      (9,904)
          Net cash used in financing activities                    (11,858)     (24,759)

Net (decrease) increase in cash and cash equivalents                (3,380)       3,014

Cash and cash equivalents at beginning of year                       3,628          614
Cash and cash equivalents at end of year                            $ 248       $ 3,628
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 460       $ 1,580

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2004, the Partnership operates one residential apartment complex located in Lousiana.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the year ended December 31, 2003 reflect the operations of Patchen Place, Northwoods I & II and South Point Apartments as loss from discontinued operations due to their sales in 2003. Patchen Place was sold in October 2003 and Northwoods I & II and South Point were sold in December 2003. In addition, the statement of operations has been restated as of January 1, 2003 to reflect the operations of The Pines Apartments as loss from discontinued operations due to its sale in April 2004.

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

Accordingly, net income as shown in the statements of operations and changes in partner's deficit for 2004 and 2003 was allocated 99% to the limited partners and 1% to the general partner. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $245,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows: At the time of the refinancing of the mortgage encumbering Fairway View II Apartments during 2001, approximately $179,000 of the proceeds were designated for certain capital improvements. At December 31, 2004, the escrow balance is approximately $182,000.

Deferred Costs: Loan costs of approximately $181,000, less accumulated amortization of approximately $28,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense from continuing operations for both the years ended December 31, 2004 and 2003 was approximately $9,000 and is included in interest expense. Amortization expense is expected to be approximately $9,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate, approximates its carrying balance.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $31,000 and $132,000 for the years ended December 31, 2004 and 2003, respectively, are included in operating expense and loss from discontinued operations.

Note B - Mortgage Note Payable

                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest    Maturity      Due At
Property                  2004        Interest    Rate (1)      Date       Maturity
                            (in thousands)                              (in thousands)

   Fairway View II       $ 5,015        $ 42        7.03%     12/01/21       $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On May 16, 2003, the Partnership refinanced the mortgage encumbering Patchen Place Apartments. The refinancing replaced the existing mortgage of $3,000,000 with a new mortgage in the amount of $4,290,000. Total capitalized loan costs were approximately $98,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in loss from discontinued operations. The new mortgage was repaid with the proceeds from the sale of Patchen Place Apartments in October 2003 (see "Note E").

On June 27, 2003, the Partnership refinanced the mortgage encumbering South Point Apartments. The refinancing replaced the existing mortgage of $4,600,000 with a new mortgage in the amount of $5,000,000. Total capitalized loan costs were approximately $115,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $7,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in loss from discontinued operations. The new mortgage was repaid with the proceeds from the sale of South Point Apartments in December 2003 (see "Note E").

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $  159
                               2006                 170
                               2007                 183
                               2008                 196
                               2009                 210
                            Thereafter            4,097

                               Total            $ 5,015

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2004         2003
Net income as reported                       $ 5,218      $17,225
Add (deduct):
  Depreciation differences                       373          811
  Prepaid rent                                  (124)         (53)
  Gain on sale                                 1,081        4,173
  Other                                         (357)         (27)

Federal taxable income                       $ 6,191      $22,129

Federal taxable income per
  limited partnership unit                   $101.29      $362.01

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2004
Net liabilities as reported                    $(1,036)
Land and buildings                                (324)
Accumulated depreciation                        (1,831)
Syndication and distribution costs               3,555
Prepaid rent                                        38
Other                                               79

Net assets - Federal tax basis                  $ 481

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $339,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $111,000 and $270,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $23,000 and $15,000 respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, approximately $7,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $62,000 in such reimbursements for the year ended December 31, 2003 which is included in general and administrative expenses. No such fees were earned for the year ended December 31, 2004 as there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner earned approximately $53,000 for such fees during the year ended December 31, 2003, which is included in general and administrative expenses. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2004.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2003, these preferences were met and the Managing General Partner was entitled to approximately $180,000 related to the sales of Northwoods I & II and South Point Apartments. During the year ended December 31, 2004, the Managing General Partner was entitled to approximately $97,000 related to the sale of The Pines Apartments in April 2004.

An affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancings of Patchen Place and South Point Apartments during the year ended December 31, 2003. These costs were capitalized at the time of the refinancings and subsequently written off when the properties were sold later in 2003 (see "Note E").

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Partnership received approximately $290,000 under this revolver to pay outstanding accounts payable at Fairway View II Apartments. Interest expense for the year ended December 31, 2004 was approximately $4,000. At December 31, 2004, approximately $294,000 in principal and accrued interest was included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Sale of Discontinued Operations

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $473,000 and $1,497,000, respectively, of revenue generated by the property.

On October 31, 2003, the Partnership sold Patchen Place Apartments to a third party for net proceeds of approximately $6,815,000 after payment of closing costs. The Partnership realized a gain of approximately $4,703,000 as a result of the sale. The Partnership used approximately $4,254,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $92,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,076,000 of revenue generated by the property.

On December 9, 2003, the Partnership sold Northwoods Apartments to a third party for net proceeds of approximately $11,454,000 after payment of closing costs. The Partnership realized a gain of approximately $8,028,000 as a result of the sale. The Partnership used approximately $6,611,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $207,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2003 is approximately $2,010,000 of revenue generated by the property.

On December 30, 2003, the Partnership sold South Point Apartments to a third party for net proceeds of approximately $8,135,000 after payment of closing costs. The Partnership realized a gain of approximately $4,973,000 as a result of the sale. The Partnership used approximately $4,948,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $105,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,262,000 of revenue generated by the property.

Note F - Real Estate and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                      Buildings           Cost
                                                     and Related       Capitalized
                                                       Personal       Subsequent to
Description             Encumbrance        Land        Property        Acquisition
                       (in thousands)                                (in thousands)

Fairway View II           $ 5,015        $ 1,086       $ 8,788           $ 1,438


                      Gross Amount at Which
                             Carried
                        At December 31, 2004
                         (in thousands)
                            Buildings
                           And Related
                            Personal            Accumulated     Year of      Date    Depreciable
Description         Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                               (in thousands)

Fairway View II    $ 1,094   $10,218   $11,312    $ 7,533         1981       11/84      5-30

Reconciliation of "real estate and accumulated depreciation":

                                               Years Ended December 31,
                                                   2004         2003
                                                    (in thousands)
Investment Properties
Balance at beginning of year                     $ 19,746     $ 49,491
  Property improvements                               346          546
  Property dispositions from casualty                  --          (40)
  Property dispositions from sales                 (8,780)     (30,251)
Balance at end of year                           $ 11,312     $ 19,746

Accumulated Depreciation
Balance at beginning of year                     $ 13,725     $ 33,658
  Additions charged to expense                        507        1,953
  Property dispositions from casualty                  --          (35)
  Property dispositions from sales                 (6,699)     (21,851)
Balance at end of year                           $ 7,533      $ 13,725

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $10,988,000 and $19,154,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $9,364,000 and $16,736,000, respectively.

Note G - Casualty Gain

On February 15, 2003 an ice storm caused damage to exterior sections on some of the buildings and to the landscaping at Patchen Place Apartments. No actual units were damaged during the storm. As a result of the damage, approximately $40,000 of fixed assets and $35,000 of accumulated depreciation were written off resulting in a net write off of approximately $5,000. The Partnership received approximately $59,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $54,000 was recognized during the year ended December 31, 2003 as a result of the difference between the proceeds received and the net book value of the assets written off. This amount is included in loss from discontinued operations.

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that is not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The present directors and officers of the Managing General Partner are listed below:

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. She is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2004.

                                       Amount and Nature
        Name of Beneficial Owner      of Beneficial Owner     % of Class

        AIMCO IPLP, L.P.                   25,399.00            41.97%
          (an affiliate of AIMCO)
        AIMCO Properties, L.P.             17,062.67            28.19%
          (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $339,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $111,000 and $270,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $23,000 and $15,000 respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, approximately $7,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $62,000 in such reimbursements for the year ended December 31, 2003 which is included in general and administrative expenses. No such fees were earned for the year ended December 31, 2004 as there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner earned approximately $53,000 for such fees during the year ended December 31, 2003, which is included in general and administrative expenses. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2004.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2003, these preferences were met and the Managing General Partner was entitled to approximately $180,000 related to the sales of Northwoods I & II and South Point Apartments. During the year ended December 31, 2004, the Managing General Partner was entitled to approximately $97,000 related to the sale of The Pines Apartments in April 2004.

An affiliate of the Managing General Partner earned approximately $93,000 for services related to the refinancings of Patchen Place and South Point Apartments during the year ended December 31, 2003. These costs were capitalized at the time of the refinancings and subsequently written off when the properties were sold later in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the Partnership received approximately $290,000 under this revolver to pay outstanding accounts payable at Fairway View II Apartments. Interest expense for the year ended December 31, 2004 was approximately $4,000. At December 31, 2004, approximately $294,000 in principal and accrued interest was included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $44,000 and $67,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $16,000 and $28,000 for 2004 and 2003, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 7


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

EXHIBIT INDEX



Exhibit Number    Description of Exhibit

 2.5              Master Indemnity Agreement dated as of August 17, 1995. (1)

 3.4              (a)   Agreement of Limited Partnership. (2)

                  (b) Amendments to the Agreement of Limited Partnership. (3)

                  (c) Amendments to the Agreement of Limited Partnership. (4)

                  (d) Amendments to the Agreements of Limited Partnership. (5)

(1) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 5, 1978, contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-599991).

(3) Incorporated by reference to the Definitive Proxy Statement of the Partnership dated July 2, 1981.

(4) Incorporated by reference to Definitive Proxy statement of the Partnership dated April 3, 1991.

(5) Incorporated by reference, to the Statement Furnished in Connection With the Solicitation of Consents of the Registrant dated August 28, 1992.

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

Date:  March 18, 2005

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

Date:  March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity
                                    Investments, Inc., equivalent of
                                    the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 7 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.