Form 10QSB
period 2005-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2005-05-12
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 168
   Receivables and deposits                                                      96
   Restricted escrows                                                           114
   Other assets                                                                 204
   Investment property:
       Land                                                  $ 1,094
       Buildings and related personal property                 10,290
                                                               11,384
       Less accumulated depreciation                           (7,633)        3,751
                                                                            $ 4,333
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 10
   Tenant security deposit liabilities                                           23
   Accrued property taxes                                                        12
   Other liabilities                                                            108
   Due to affiliates (Note B)                                                   299
   Mortgage note payable                                                      4,977

Partners' Deficit:
   General partner                                            $ (313)
   Limited partners (60,517 units
      issued and outstanding)                                    (783)       (1,096)
                                                                            $ 4,333

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                               2005          2004
Revenues:
   Rental income                                              $ 299          $ 296
   Other income                                                   17             17
       Total revenues                                            316            313

Expenses:
   Operating                                                     135             97
   General and administrative                                     32             49
   Depreciation                                                  100             94
   Interest                                                       97             93
   Property taxes                                                 12             12
       Total expenses                                            376            345

Loss from continuing operations                                  (60)           (32)
Income from discontinued operations (Note A)                      --             14

Net loss                                                      $ (60)         $ (18)

Net loss allocated to general partner (1%)                    $ (1)          $ --
Net loss allocated to limited partners (99%)                     (59)           (18)

                                                              $ (60)         $ (18)

Per limited partnership unit:
  Loss from continuing operations                            $ (0.97)       $ (0.52)
  Income from discontinued operations                             --           0.22

                                                             $ (0.97)       $ (0.30)

Distributions per limited partnership unit                     $ --         $ 42.93

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259     $30,260

Partners' deficit
   at December 31, 2004               60,517      $ (312)      $ (724)    $(1,036)

Net loss for the three months
   ended March 31, 2005                   --          (1)         (59)        (60)

Partners' deficit at
   March 31, 2005                     60,517      $ (313)      $ (783)    $(1,096)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Three Months Ended
                                                                       March 31,
                                                                     2005      2004
Cash flows from operating activities:
  Net loss                                                         $ (60)       $ (18)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                     100          191
     Amortization of loan costs                                         2            4
     Change in accounts:
      Receivables and deposits                                        (14)           9
      Other assets                                                    (17)         (63)
      Accounts payable                                                (34)        (208)
      Tenant security deposit liabilities                              --           (1)
      Accrued property taxes                                           12           30
      Other liabilities                                               (25)        (147)
      Due to affiliates                                                (2)         (72)
        Net cash used in operating activities                         (38)        (275)

Cash flows from investing activities:
  Property improvements and replacements                              (72)         (39)
  Net withdrawals from restricted escrows                              68           88
        Net cash (used in) provided by investing activities            (4)          49

Cash flows from financing activities:
  Loan costs paid                                                      --          (15)
  Payments on mortgage notes payable                                  (38)         (66)
  Distributions to partners                                            --       (2,624)
        Net cash used in financing activities                         (38)      (2,705)

Net decrease in cash and cash equivalents                             (80)      (2,931)

Cash and cash equivalents at beginning of period                      248        3,628

Cash and cash equivalents at end of period                         $ 168        $ 697

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 88        $ 141

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three months ended March 31, 2004 reflects the operations of Pines of Roanoke Apartments as income from discontinued operations due to its sale in 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $16,000 and $36,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 for both the three months ended March 31, 2005 and 2004, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $8,000 and $2,000 respectively. The construction management service fees are calculated based on a percentage of additions to the investment property.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the three months ended March 31, 2005 and 2004.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2005 or 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View II Apartments during 2004. Interest expense for the three months ended March 31, 2005 was approximately $5,000. There was no such interest expense for the three months ended March 31, 2004. At March 31, 2005, approximately $299,000 in principal and accrued interest was included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2005 and 2004:

                                                   Average Occupancy
                                                    2005       2004

      Fairway View II Apartments                    86%        82%
         Baton Rouge, Louisiana

The Managing General Partner attributes the increase in occupancy at Fairway View II Apartments to favorable market conditions and less competition in the local market area.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 and 2004 was approximately $60,000, and $18,000, respectively. The increase in net loss for the three months ended March 31, 2005 is due to an increase in total expenses and decrease in income from discontinued operations. Total revenue for 2005 remained constant in comparison to 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the three months ended March 31, 2004 reflects the operations of Pines of Roanoke Apartments as income from discontinued operations due to its sale in 2004.

Excluding the income from discontinued operations, the Partnership's loss from continuing operations for the three months ended March 31 2005 and 2004 was approximately $60,000 and $32,000 respectively. The increase in loss from continuing operations for the three months ended March 31, 2005 is due to an increase in total expenses. Total expenses increased due to an increase in operating expense partially offset by a decrease in general and administrative expense. Operating expenses increased due to an increase in property expense. Property expenses increased due to increases in payroll and related benefits and utilities at the investment property.

General and administrative expense decreased due to decreases in the management reimbursements paid to the Managing General Partner, as allowed under the Partnership Agreement, and in the cost of the annual audit. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $168,000 compared to approximately $697,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $80,000 from the Partnership's year ended December 31, 2004 is due to approximately $38,000, $4,000 and $38,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View II Apartments during 2004. Interest expense for the three months ended March 31, 2005 was approximately $5,000. There was no such interest expense for the three months ended March 31, 2004. At March 31, 2005, approximately $299,000 in principal and accrued interest was included in due to affiliates.

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

Fairway View II

During the three months ended March 31, 2005, the Partnership completed approximately $72,000 of capital improvements at Fairway View II, consisting primarily of air conditioning unit replacements, exterior painting, roof replacements, building improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $4,977,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):


                         Three Months     Per Limited       Three Months      Per Limited
                            Ended         Partnership          Ended          Partnership
                        March 31, 2005        Unit         March 31, 2004        Unit

Sale proceeds (1)            $ --             $ --             $2,624           $ 42.93

(1) Proceeds from the sales of South Point and Northwoods I and II Apartments in December 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint.On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 12, 2005

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

Date:  May 12, 2005

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

Date:  May 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.