Form 10QSB
period 2005-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2005-08-12
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 75
   Receivables and deposits                                                     134
   Restricted escrows                                                            76
   Other assets                                                                 190
   Investment property:
       Land                                                  $ 1,094
       Buildings and related personal property                 10,334
                                                              11,428
       Less accumulated depreciation                           (7,733)        3,695
                                                                            $ 4,170
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 2
   Tenant security deposit liabilities                                           23
   Accrued property taxes                                                        25
   Other liabilities                                                             83
   Mortgage note payable                                                      4,924
   Due to affiliates (Note B)                                                   265

Partners' Deficit:
   General partner                                            $ (313)
   Limited partners (60,517 units
      issued and outstanding)                                    (839)       (1,152)
                                                                            $ 4,170

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                2005          2004         2005         2004
Revenues:
  Rental income                                 $ 286        $ 279        $ 585        $ 575
  Other income                                      25           17           42           34
     Total revenues                                311          296          627          609

Expenses:
  Operating                                        129          150          264          247
  General and administrative                        37           86           69          135
  Depreciation                                     100           94          200          188
  Interest                                          88           92          185          185
  Property taxes                                    13           12           25           24
     Total expenses                                367          434          743          779

Loss from continuing operations                    (56)        (138)        (116)        (170)
Loss from discontinued operations
  (Note A)                                          --       (1,185)          --       (1,171)
Gain on sale of discontinued operations
  (Note C)                                          --        6,628           --        6,628

Net (loss) income                               $ (56)      $ 5,305       $ (116)     $ 5,287

Net income (loss) allocated to general
  partner (1%)                                  $ --          $ 53         $ (1)        $ 53
Net (loss) income allocated to limited
  partners (99%)                                   (56)       5,252         (115)       5,234

                                                $ (56)      $ 5,305       $ (116)     $ 5,287
Per limited partnership unit:
    Loss from continuing operations            $ (0.93)     $ (2.26)     $ (1.90)     $ (2.78)
    Loss from discontinued
      operations                                    --       (19.38)          --       (19.16)
    Gain on sale of discontinued
      operations                                    --       108.43           --       108.43

                                               $ (0.93)     $ 86.79      $ (1.90)     $ 86.49
Distributions per limited partnership
  unit                                          $ --        $ 70.91        $ --       $113.84

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517        $ 1       $30,259      $30,260

Partners' deficit
   at December 31, 2004               60,517      $ (312)      $ (724)     $(1,036)

Net loss for the six months
   ended June 30, 2005                    --           (1)       (115)        (116)

Partners' deficit at
   June 30, 2005                      60,517      $ (313)      $ (839)     $(1,152)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2005         2004
Cash flows from operating activities:
  Net (loss) income                                                 $ (116)      $ 5,287
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation                                                       200          317
     Amortization of loan costs                                           3            6
     Loss on early extinguishment of debt                                --        1,119
     Gain on sale of investment property                                 --       (6,628)
     Change in accounts:
      Receivables and deposits                                          (52)         230
      Other assets                                                       (4)           3
      Accounts payable                                                  (42)        (196)
      Tenant security deposit liabilities                                --          (18)
      Accrued property taxes                                             25           25
      Due to affiliates                                                  (9)         (72)
      Other liabilities                                                 (50)        (229)
        Net cash used in operating activities                           (45)        (156)

Cash flows from investing activities:
  Property improvements and replacements                               (116)        (106)
  Net receipts from restricted escrows                                  106           88
  Net proceeds from sale of discontinued operations                      --        8,748
        Net cash (used in) provided by investing activities             (10)       8,730

Cash flows from financing activities:
  Repayment of mortgage notes payable                                    --       (3,790)
  Debt extinguishment costs                                              --       (1,027)
  Payment of advances from affiliate                                    (27)          --
  Payments on mortgage notes payable                                    (91)        (113)
  Loan cost additions                                                    --          (15)
  Distributions to partners                                              --       (6,958)
        Net cash used in financing activities                          (118)     (11,903)

Net decrease in cash and cash equivalents                              (173)      (3,329)

Cash and cash equivalents at beginning of period                        248        3,628

Cash and cash equivalents at end of period                           $ 75         $ 299

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 217        $ 282

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and six months ended June 30, 2004 reflects the operations of The Pines of Roanoke Apartments as loss from discontinued operations due to its sale in 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $60,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $64,000 for the six months ended June 30, 2005 and 2004, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $11,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the six months ended June 30, 2005 and 2004.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2005 or 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View II Apartments during 2004. During the six months ended June 30, 2005, the Partnership paid approximately $40,000 in principal payments and interest. Interest expense for the six months ended June 30, 2005 was approximately $11,000. There was no such interest expense for the six months ended June 30, 2004. At June 30, 2005, approximately $265,000 in principal and accrued interest was included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Discontinued Operations

On April 30, 2004, the Partnership sold The Pines of Roanoke Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,628,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a
prepayment   penalty.   This  amount  is  included  in  loss  from  discontinued
operations. In accordance with SFAS 144, the accompanying statements of operations for the three and six months ended June 30, 2004 reflect the operations of The Pines of Roanoke Apartments as discontinued operations. Included in loss from discontinued operations for the three and six months ended June 30, 2004 is approximately $103,000 and $473,000, respectively, of revenue generated by the property.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that is not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2005 and 2004:

                                                   Average Occupancy
                                                    2005       2004

      Fairway View II Apartments                    84%        80%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $56,000 and $116,000, respectively, compared to net income of approximately $5,305,000 and $5,287,000 for the three and six months ended June 30, 2004, respectively. The decrease in net income for the three and six month periods is due to the recognition of a gain on the sale of The Pines of Roanoke Apartments during 2004 partially offset by a decrease in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and six months ended June 30, 2004 reflect the operations of The Pines Apartments as loss from discontinued operations due to its sale in April 2004.

On April 30, 2004, the Partnership sold The Pines of Roanoke Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,628,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the three and six months ended June 30, 2004 is approximately $103,000 and $473,000, respectively, of revenue generated by the property.

Excluding the gain on sale and loss from discontinued operations, the Partnership's loss from continuing operations for the three and six months ended June 30, 2005 was approximately $56,000 and $116,000 respectively, compared to loss from continuing operations of approximately $138,000 and $170,000 for the same periods in 2004. The decrease in loss from continuing operations for the three and six month periods is due to a decrease in total expenses.

Total expenses for the three month period decreased due to decreases in operating and general and administrative expenses. Total expenses for the six month period decreased due to a decrease in general and administrative expenses partially offset by increases in operating and depreciation expenses. Operating expenses for the three month period decreased due to a decrease in property expenses. Property expenses decreased due to decreases in payroll and related costs and the cost of employee apartments at the investment property. Operating expenses increased for the six month period due to an increase in property expenses. Property expenses increased due to an increase in utilities at the Partnership's investment property. Depreciation expense increased for the six month period due to assets placed into service during the past twelve months, which are now being depreciated.

General and administrative expense for the three and six months ended June 30, 2005 decreased due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and in the cost of the annual audit. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $75,000 compared to approximately $299,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $173,000 from the Partnership's year ended December 31, 2004 is due to approximately $45,000, $10,000 and $118,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment property and repayments of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner advanced the Partnership approximately $290,000 to pay outstanding accounts payable at Fairway View II Apartments during 2004. During the six months ended June 30, 2005, the Partnership paid approximately $40,000 in principal payments and interest. Interest expense for the six months ended June 30, 2005 was approximately $11,000. There was no such interest expense for the six months ended June 30, 2004. At June 30, 2005, approximately $265,000 in principal and accrued interest was included in due to affiliates.

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

Fairway View II

During the six months ended June 30, 2005, the Partnership completed approximately $116,000 of capital improvements at Fairway View II, consisting primarily of structural upgrades and air conditioning unit, appliance, roof and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $4,924,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                          Six Months      Per Limited        Six Months       Per Limited
                            Ended         Partnership          Ended          Partnership
                        June 30, 2005         Unit         June 30, 2004         Unit

Sale proceeds (1)            $ --             $ --             $6,958           $113.84

(1) Proceeds from the sales of South Point in December 2003 and The Pines of Roanoke Apartments in April 2004.

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

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: August 12, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.