Form 10QSB
period 2005-09-30
NATIONAL PROPERTY INVESTORS 7
filed 2005-11-14
CIK 732439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 7

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                   $ 122
   Receivables and deposits                                                       157
   Restricted escrows                                                              76
   Other assets                                                                   182
   Investment property:
       Land                                                    $ 1,094
       Buildings and related personal property                   10,558
                                                                          11,652
       Less accumulated depreciation                             (7,835)        3,817
                                                                              $ 4,354
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                            $ 77
   Tenant security deposit liabilities                                             28
   Accrued property taxes                                                          37
   Other liabilities                                                              150
   Due to affiliates (Note B)                                                     405
   Mortgage note payable                                                        4,897

Partners' Deficit:
   General partner                                              $ (314)
   Limited partners (60,517 units
      issued and outstanding)                                      (926)       (1,240)
                                                                              $ 4,354


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                 2005        2004        2005       2004
Revenues:
  Rental income                                  $ 294       $ 302      $ 879       $ 877
  Other income                                       21          32         63          66
     Total revenues                                 315         334        942         943

Expenses:
  Operating                                         172         160        436         407
  General and administrative                         28          24         97         159
  Depreciation                                      102          93        302         281
  Interest                                           89         106        274         291
  Property taxes                                     12          12         37          36
     Total expenses                                 403         395      1,146       1,174

Loss from continuing operations                     (88)        (61)      (204)       (231)
Loss from discontinued operations (Note A)           --          --         --      (1,171)
Gain on sale of discontinued
  operations (Note C)                                --          17         --       6,645
Net (loss) income                                $ (88)      $ (44)     $ (204)    $ 5,243

Net (loss) income allocated to
  general partner (1%)                           $ (1)       $ (1)       $ (2)      $ 52
Net (loss) income allocated to
  limited partners (99%)                            (87)        (43)      (202)      5,191
                                                 $ (88)      $ (44)     $ (204)    $ 5,243
Net (loss) income per limited partnership unit:
    Loss from continuing operations             $ (1.44)    $ (0.99)   $ (3.34)    $ (3.78)
    Loss from discontinued operations                --          --         --      (19.15)
     Gain on sale of discontinued
      operations                                     --        0.28         --      108.71
                                                $ (1.44)    $ (0.71)   $ (3.34)    $ 85.78

Distributions per limited partnership unit       $ --        $ --        $ --      $113.84


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Original capital contributions        60,517           1      $30,259      $30,260

Partners' deficit
   at December 31, 2004               60,517      $ (312)      $ (724)     $(1,036)

Net loss for the nine months
   ended September 30, 2005               --          (2)        (202)        (204)

Partners' deficit at
   September 30, 2005                 60,517      $ (314)      $ (926)     $(1,240)


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                    2005      2004
Cash flows from operating activities:
  Net (loss) income                                               $ (204)    $ 5,243
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation                                                    302         411
     Bad debt                                                         18          21
     Amortization of loan costs                                        7           9
     Loss on early extinguishment of debt                             --       1,119
     Gain on sale of discontinued operations                          --      (6,645)
     Change in accounts:
      Receivables and deposits                                       (93)        243
      Other assets                                                    --           7
      Accounts payable                                               (37)       (167)
      Tenant security deposit liabilities                              5         (14)
      Accrued property taxes                                          37          37
      Due to affiliates                                                9         (72)
      Other liabilities                                               17        (217)
        Net cash provided by (used in) operating activities           61         (25)

Cash flows from investing activities:
  Property improvements and replacements                            (270)       (182)
  Net receipts from restricted escrows                               106          87
  Net proceeds from sale of discontinued operations                   --       8,748
        Net cash (used in) provided by investing activities         (164)      8,653

Cash flows from financing activities:
  Repayment of mortgage note payable                                  --      (3,790)
  Advances from affiliates                                           122          --
  Repayment of advances from affiliates                              (27)         --
  Debt extinguishment cost                                            --      (1,027)
  Payments on mortgage notes payable                                (118)       (150)
  Distributions to partners                                           --      (6,958)
        Net cash used in financing activities                        (23)    (11,925)

Net decrease in cash and cash equivalents                           (126)     (3,297)
Cash and cash equivalents at beginning of period                     248       3,628

Cash and cash equivalents at end of period                        $ 122       $ 331

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 274       $ 371

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 70        $ --


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2004 reflect the operations of The Pines of Roanoke Apartments as loss from discontinued operations due to its sale in April 2004 (see "Note C").

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $75,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $76,000 and $81,000 for the nine months ended September 30, 2005 and 2004, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $31,000 and $6,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At September 30, 2005, approximately $12,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned or paid during the nine months ended September 30, 2005 and 2004.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2005 or 2004.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 8.75% at September 30, 2005. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner advanced the Partnership approximately $122,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership paid approximately $40,000 in principal payments and interest. Interest expense for the nine months ended September 30, 2005 was approximately $18,000. There was no such interest expense for the nine months ended September 30, 2004. At September 30, 2005, approximately $393,000 in principal and accrued interest was included in due to affiliates. Subsequent to September 30, 2005, the Managing General Partner advanced the Partnership approximately $74,000 to fund property improvements and replacements at Fairway View II Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Discontinued Operations

On April 30, 2004, the Partnership sold The Pines of Roanoke Apartments to an unrelated third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a
prepayment   penalty.   This  amount  is  included  in  loss  from  discontinued
operations. In accordance with SFAS 144, the accompanying statements of operations for the three and nine months ended September 30, 2004 reflect the operations of The Pines Apartments as discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2004 is approximately $473,000, of revenue generated by the property. The additional gain of approximately $17,000 recognized during the three months ended September 30, 2004 was due to a change in the estimated costs associated with the sale.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2005 and 2004:

                                                   Average Occupancy
                                                    2005       2004

      Fairway View II Apartments                    84%        83%
         Baton Rouge, Louisiana

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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2005 was approximately $88,000 compared to a net loss of approximately $44,000 for the corresponding period in 2004. The Partnership's net loss for the nine months ended September 30, 2005 was approximately $204,000 compared to net income of approximately $5,243,000 for the corresponding period in 2004. The increase in net loss for the three month period is due to a decrease in total revenues, an increase in total expenses and a decrease in the gain on sale of discontinued operations. The decrease in net income for the nine month period is due to the recognition of a gain on the sale of The Pines of Roanoke Apartments during 2004 partially offset by a decrease in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and nine months ended September 30, 2004 reflect the operations of The Pines of Roanoke Apartments as loss from discontinued operations due to its sale in April 2004.

On April 30, 2004, the Partnership sold The Pines of Roanoke Apartments to an unrelated third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2004 is approximately $473,000, of revenue generated by the property. The additional gain of approximately $17,000 recognized during the three months ended September 30, 2004 was due to the write off of expense reserves established at the time of the sale, which were determined to be unneeded.

Excluding the gain on sale and loss from discontinued operations, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2005 was approximately $88,000 and $204,000 respectively, compared to loss from continuing operations of approximately $61,000 and $231,000 for the same period in 2004. The increase in loss from continuing operations for the three-month period is due to a decrease in total revenues and an increase in total expenses. The decrease in loss from continuing operations for the nine month period is due to a decrease in total expenses. Total revenues remained relatively constant for the nine month period. The decrease in total revenues for the three-month period is due to a decrease in other income. Other income decreased due to a decrease in late charges at the investment property.

Total expenses increased for the three month period due to increases in operating and depreciation expenses, partially offset by a decrease in interest expense. Total expenses decreased for the nine month period due to decreases in general and administrative and interest expenses, partially offset by an increase in operating and depreciation expenses. Operating expense increased for the three month period due to an increase in administrative expense, partially offset by a decrease in maintenance expense. Operating expense increased for the nine months due to an increase in property and administrative expenses, partially offset by a decrease in maintenance expense. Property expense increased for the nine month period due to increases in utilities and referral fees, partially offset by a decrease in payroll and related benefits. Administrative expense increased for both periods due to increases in temporary agency help and training and travel. Maintenance expense decreased for both periods due to decreases in contract labor. Depreciation expense increased for both periods due to property improvements and replacements placed into service the past twelve months. Interest expense decreased for both periods due to the payment of fees in 2004 on a refinancing that fell through on Fairway View Apartments, partially offset by an increase in interest on the advances from an affiliate of the Managing General Partner.

General and administrative expense decreased for the nine month period due to reduced costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees associated with managing the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $122,000 compared to approximately $331,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $126,000 from the Partnership's year ended December 31, 2004 is due to approximately $164,000 and $23,000 of cash used in investing and financing activities, respectively, partially offset by approximately $61,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's investment property and repayments of advances from an affiliate of the Managing General Partner partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 8.75% at September 30, 2005. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. The Managing General Partner advanced the Partnership approximately $122,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments during 2005. During the nine months ended September 30, 2005, the Partnership paid approximately $40,000 in principal payments and interest. Interest expense for the nine months ended September 30, 2005 was approximately $18,000. There was no such interest expense for the nine months ended September 30, 2004. At September 30, 2005, approximately $393,000 in principal and accrued interest was included in due to affiliates. Subsequent to September 30, 2005, the Managing General Partner advanced the partnership approximately $111,000 to fund property improvements and replacements at Fairway View II Apartments.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $340,000 of capital improvements at Fairway View II, consisting primarily of siding, stairway and wood replacements, exterior painting, electrical upgrades, and air conditioning unit, appliance, gutter, roof and floor covering replacements. These improvements were funded from operating cash flow, advances from affiliates of the Managing General Partner and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $4,897,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                        Nine Months       Per Limited       Nine Months       Per Limited
                           Ended          Partnership          Ended          Partnership
                     September 30, 2005       Unit       September 30, 2004      Unit

Sale proceeds (1)           $ --              $ --             $6,958           $113.84

(1) Proceeds from the sales of South Point in December 2003 and The Pines of Roanoke Apartments in April 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.