Form 10KSB
period 2005-12-31
NATIONAL PROPERTY INVESTORS 7
filed 2006-03-31
CIK 732439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-13454

NATIONAL PROPERTY INVESTORS 7

(Name of small business issuer in its charter)

California	13-3230613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,317,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership’s investment property.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

On November 14, 2005, the Partnership and seven other partnerships that own nine apartment complexes (the “Selling Partnerships”) entered into a purchase and sale agreement with a third party, to sell nine apartment complexes (collectively the “Properties” and individually a “Property”) owned by the Selling Partnerships to an entity that is affiliated with AIMCO Properties, LP, an affiliate of the Registrant’s general partner.  The Purchaser has agreed to pay the Selling Partnerships a total base purchase price of $98,010,000, of which $9,790,000 will be allocated to Fairway View II. The total purchase price will be reduced by a credit for immediate capital needs of $11,190,000, of which $2,040,000 will be allocated to Fairway View II, resulting in a net purchase price allocation to Fairway View II of $7,750,000.  Each of the Selling Partnerships is affiliated with AIMCO Properties.  The sale of Fairway View II Apartments is subject to limited partner approval, which as of March 2006 has not been requested of the limited partners.

The Partnership reviewed Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2005 to determine whether Fairway View II qualifies for held for sale accounting treatment.  The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Fairway View II as held for investment and the operations of Fairway View II as continuing operations.  At December 31, 2005, the net book value of Fairway View II’s investment property was approximately $3,913,000 and the carrying amount of the mortgage encumbering Fairway View II was approximately $4,856,000.  For the years ended December 31, 2005 and 2004, Fairway View II generated revenues of approximately $1,317,000 and $1,292,000, respectively, and loss from operations of approximately $113,000 and $88,000, respectively.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Fairway View II	$11,851	$ 7,938	5-30 yrs	S/L	$ 2,036

See "Item 7. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Fairway View II	$ 4,856	7.03%	20 yrs	12/01/21	$ --

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements – Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the remaining property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Fairway View II	$7,103	$7,054	87%	86%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for the property were:

	2005	2005
	Taxes	Rates
	(in thousands)

Fairway View II	$ 48	10.62%

Capital Improvements

Fairway View II

During the year ended December 31, 2005, the Partnership completed approximately $539,000 of capital improvements at Fairway View II, consisting primarily of siding, stairway and wood replacements, plumbing fixtures, interior and exterior painting, electrical upgrades, and air conditioning unit, exterior door, appliance, gutter, roof and floor covering replacements.  These improvements were funded from operating cash flow, advances from affiliates of the Managing General Partner and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered up to 100,000 limited partnership units (the "Units") and sold 60,517 Units aggregating $30,259,000. At December 31, 2005, the Partnership had 1,064 holders of record owning an aggregate of 60,517 Units. Affiliates of the Managing General Partner owned 42,461.67 Units or 70.16% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Sales proceeds (1)	$ --	$ --	$ 7,143	$116.86

(1)

Proceeds from the sales of South Point Apartments in December 2003 and The Pines Apartments in April 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 Units in the Partnership representing 70.16% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the Units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2005 was approximately $232,000, compared to net income of approximately $5,218,000 for the year ended December 31, 2004. The decrease in net income for the year ended December 31, 2005 is primarily due to the recognition of a gain on the sale of The Pines Apartments during 2004, partially offset by a decrease in loss from discontinued operations.

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in  loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of operations included in “Item 7. Financial Statements” reflect the operations of The Pines Apartments as loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $473,000, of revenues generated by the property.

Excluding the gain on sale of discontinued operations and loss from discontinued operations, the Partnership’s loss from continuing operations for the years ended December 31, 2005 and 2004, was approximately $232,000 and $256,000 respectively. The decrease in loss from continuing operations for the year ended December 31, 2005 is due an increase in total revenues partially offset by an increase in total expenses.  The increase in total revenues is due to a slight increase in occupancy and a decrease in bad debt expense at the investment property.

Total expenses increased for year ended December 31, 2005 due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Operating expense increased due to an increase in property expense. Property expense increased due to increases in utilities, referral fees and amortization, partially offset by a decrease in payroll and related benefits at the investment property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the investment property.  Property tax expense increased due to an increase in the tax rate at the investment property. Interest expense decreased due the payment of fees in 2004 on a refinancing that fell through on Fairway View II Apartments and a decrease in the mortgage interest, partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.

General and administrative expenses decreased for the year ended December 31, 2005 due to a decrease in the cost of services included in the management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement due to the sale of The Pines Apartments in 2004. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $124,000 compared to approximately $248,000 at December 31, 2004. The decrease in cash and cash equivalents of approximately $124,000 is due to approximately $365,000 of cash used in investing activities, partially offset by approximately $231,000 and $10,000 of cash provided by operating activities and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering Fairway View II Apartments and repayments of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $4,856,000 has a maturity date of December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008.  Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Sales proceeds (1)	$ --	$ --	$ 7,143	$116.86

(1)

Proceeds from the sales of South Point Apartments in December 2003 and The Pines Apartments in April 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the Units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General

Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 7

We have audited the accompanying balance sheet of National Property Investors 7 as of December 31, 2005, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 7 at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

NATIONAL PROPERTY INVESTORS 7

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 124
Receivables and deposits		128
Restricted escrow		76
Other assets		170
Investment property (Notes B, E and F):
Land	$ 1,094
Buildings and related personal property	10,757
	11,851
Less accumulated depreciation	(7,938)	3,913

		$ 4,411
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 115
Tenant security deposit liabilities		35
Accrued taxes		3
Other liabilities		168
Mortgage note payable (Note B)		4,856
Due to affiliates (Note D)		502

Partners' Deficit
General partner	$ (314)
Limited partners (60,517 units issued and
outstanding)	(954)	(1,268)

		$ 4,411

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 1,230	$ 1,205
Other income	87	87
Total revenues	1,317	1,292

Expenses:
Operating	603	571
General and administrative	119	168
Depreciation	405	378
Interest	372	386
Property taxes	50	45
Total expenses	1,549	1,548

Loss from continuing operations	(232)	(256)
Loss from discontinued operations (Note A)	--	(1,171)
Gain on sale of discontinued operations (Note E)	--	6,645

Net (loss) income (Note C)	$ (232)	$ 5,218

Net (loss) income allocated to general partner (1%)	$ (2)	$ 52
Net (loss) income allocated to limited partners (99%)	(230)	5,166

	$ (232)	$ 5,218
Net (loss) income per limited partnership unit:
Loss from continuing operations	$ (3.80)	$ (4.20)
Loss from discontinued operations	--	(19.15)
Gain on sale of discontinued operations	--	108.71

	$ (3.80)	$ 85.36

Distribution per limited partnership unit	$ --	$116.86

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,517	$ 1	$30,259	$30,260

Partners' (deficiency) capital at
December 31, 2003	60,517	$ (293)	$ 1,182	$ 889

Distributions to partners	--	(71)	(7,072)	(7,143)

Net income for the year ended
December 31, 2004	--	52	5,166	5,218

Partners' deficit at December 31, 2004	60,517	(312)	(724)	(1,036)

Net loss for the year ended
December 31, 2005	--	(2)	(230)	(232)

Partners' deficit at December 31, 2005	60,517	$ (314)	$ (954)	$(1,268)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (232)	$ 5,218
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	405	507
Amortization of loan costs	9	11
Loss on early extinguishment of debt	--	1,119
Gain on sale of discontinued operations	--	(6,645)
Change in accounts:
Receivables and deposits	(46)	291
Other assets	10	13
Accounts payable	3	(213)
Tenant security deposit liabilities	12	(12)
Accrued property taxes	3	--
Other liabilities	35	(239)
Due to affiliates	32	(61)
Net cash provided by (used in) operating activities	231	(11)

Cash flows from investing activities:
Property improvements and replacements	(471)	(346)
Net withdrawals from restricted escrows	106	87
Net proceeds from sale of discontinued operations	--	8,748
Net cash (used in) provided by investing activities	(365)	8,489

Cash flows from financing activities:
Advances from affiliates	196	290
Payments on mortgage notes payable	(159)	(188)
Repayment of mortgage note payable	--	(3,790)
Repayment of advances from affiliates	(27)	--
Debt extinguishment cost	--	(1,027)
Distributions to partners	--	(7,143)
Net cash provided by (used in) financing activities	10	(11,858)

Net decrease in cash and cash equivalents	(124)	(3,380)
Cash and cash equivalents at beginning of year	248	3,628

Cash and cash equivalents at end of year	$ 124	$ 248
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 360	$ 460
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 68	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: National Property Investors 7 (the "Partnership" or "Registrant") is a California limited partnership organized in October 1983 to acquire and operate residential apartment complexes. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). NPI Equity was a wholly owned subsidiary of Insignia Properties Trust ("IPT"). On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2005, the Partnership operates one residential apartment complex located in Louisiana.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the accompanying statement of operations for the year ended December 31, 2004 reflects the operations of The Pines Apartments as loss from discontinued operations due to its sale in April 2004.

Certain 2004 balances have been reclassified to conform to the 2005 presentation.

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

Accordingly, net (loss) income as shown in the statements of operations and changes in partner's deficit for 2005 and 2004 was allocated 99% to the limited partners and 1% to the general partner. Net (loss) income per limited partnership unit for each such year was computed as 99% of net (loss) income divided by 60,517 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $116,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Restricted Escrow: At the time of the refinancing of the mortgage encumbering Fairway View II Apartments during 2001, approximately $179,000 of the proceeds were designated for certain capital improvements. At December 31, 2005, the escrow balance is approximately $76,000.

Deferred Costs: Loan costs of approximately $181,000, less accumulated amortization of approximately $37,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense from continuing operations for both the years ended December 31, 2005 and 2004 was approximately $9,000 and is included in interest expense. Amortization expense is expected to be approximately $9,000 for each of the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $20,000 and $31,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expense and loss from discontinued operations.

Recent Accounting Pronouncement:  In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Fairway View II	$ 4,856	$ 42	7.03%	12/01/21	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 170
2007	183
2008	196
2009	210
2010	226
Thereafter	3,871

Total	$ 4,856

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

	2005	2004

Net (loss) income as reported	$ (232)	$ 5,218
Add (deduct):
Depreciation differences	279	373
Prepaid rent	27	(124)
Gain on sale	--	1,081
Other	--	(357)

Federal taxable income	$ 74	$ 6,191

Federal taxable income per
limited partnership unit	$ 1.21	$101.29

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2005
Net liabilities as reported	$(1,268)
Land and buildings	(325)
Accumulated depreciation	(1,552)
Syndication and distribution costs	3,555
Prepaid rent	64
Other	81

Net assets - Federal tax basis	$ 555

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $66,000 and $93,000 for the years ended December 31, 2005 and 2004 respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $85,000 and $111,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $23,000 respectively.  At December 31, 2005, approximately $24,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned for the year ended December 31, 2005 and 2004 as there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the years ended December 31, 2005 and 2004.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2004, the Managing General Partner was entitled to approximately $97,000 related to the sale of The Pines Apartments in April 2004. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 9.25% at December 31, 2005. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $196,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments. During the year ended December 31, 2004, the Partnership received approximately $290,000 under this revolver to pay outstanding accounts payable at Fairway View II Apartments. During the year ended December 31, 2005, the Partnership paid approximately $40,000 in principal payments and interest.  There were no such payments during the year ended December 31, 2004.  Interest expense for the years ended December 31, 2005 and 2004 was approximately $28,000 and 4,000, respectively. At December 31, 2005, approximately $478,000 in principal and accrued interest was included in due to affiliates. Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to fund property improvements and replacements at Fairway View II Apartments and repaid approximately $45,000 in principal and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the Units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Sale of Investment Property

On April 30, 2004, the Partnership sold The Pines Apartments to a third party for net proceeds of approximately $8,748,000 after payment of closing costs. The Partnership realized a gain of approximately $6,645,000 as a result of the sale. The Partnership used approximately $3,790,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,119,000 as a result of unamortized loan costs being written off and a prepayment penalty. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $473,000 of revenues generated by the property.

On November 14, 2005, the Partnership and seven other partnerships that own nine apartment complexes (the “Selling Partnerships”) entered into a purchase and sale agreement with a third party, to sell nine apartment complexes (collectively the “Properties” and individually a “Property”) owned by the Selling Partnerships to an entity that is affiliated with AIMCO Properties, LP, an affiliate of the Registrant’s general partner.  The Purchaser has agreed to pay the Selling Partnerships a total base purchase price of $98,010,000, of which $9,790,000 will be allocated to Fairway View II. The total purchase price will be reduced by a credit for immediate capital needs of $11,190,000, of which $2,040,000 will be allocated to Fairway View II, resulting in a net purchase price allocation to Fairway View II of $7,750,000.  Each of the Selling Partnerships is affiliated with AIMCO Properties.  The sale of Fairway View II Apartments is subject to limited partner approval, which as of March 2006 has not been requested of the limited partners.

The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Fairway View II as held for investment and the operations of Fairway View II as continuing operations.  At December 31, 2005, the net book value of Fairway View II’s investment property was approximately $3,913,000 and the carrying amount of the mortgage encumbering Fairway View II was approximately $4,856,000.  For the years ended December 31, 2005 and 2004, Fairway View II generated revenues of approximately $1,317,000 and $1,292,000, respectively, and loss from operations of approximately $113,000 and $88,000, respectively.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Fairway View II	$ 4,856	$ 1,086	$ 8,788	$ 1,977

	Gross Amount at Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)

Fairway View II	$ 1,094	$10,757	$11,851	$ 7,938	1981	11/84	5-30

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 11,312	$ 19,746
Property improvements	539	346
Property dispositions from sales	--	(8,780)
Balance at end of year	$ 11,851	$ 11,312

Accumulated Depreciation
Balance at beginning of year	$ 7,533	$ 13,725
Additions charged to expense	405	507
Property dispositions from sales	--	(6,699)
Balance at end of year	$ 7,938	$ 7,533

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2005 and 2004, is approximately $11,526,000 and $10,988,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $9,490,000 and $9,364,000, respectively.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 7 (the “Partnership” or the “Registrant”) has no officers or directors. The managing general partner of the Partnership is NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”). The present directors and officers of the Managing General Partner are listed below:

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global

Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2005.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $66,000 and $93,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations on the statement of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $85,000 and $111,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $23,000 respectively.  At December 31, 2005, approximately $24,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

For services relating to the administration of the Partnership and operation of Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations. No such fees were earned for the year ended December 31, 2005 and 2004 as there were no distributions from operations.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee. The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2005 and 2004.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their present appraised investment in the Partnership at February 1, 1992. During the year ended December 31, 2004, the Managing General Partner was entitled to approximately $97,000 related to the sale of The Pines Apartments in April 2004. The Managing General Partner was not entitled to receive this fee during the year ended December 31, 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 9.25% at December 31, 2005. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $196,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments. During the year ended December 31, 2004, the Partnership received approximately $290,000 under this revolver to pay outstanding accounts payable at Fairway View II Apartments. During the year ended December 31, 2005, the Partnership paid approximately $40,000 in principal payments and interest.  There were no such payment during the year ended December 31, 2004.  Interest expense for the years ended December 31, 2005 and 2004 was approximately $28,000 and 4,000 respectively. At December 31, 2005, approximately $478,000 in principal and accrued interest was included in due to affiliates. Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to fund property improvements and replacements at Fairway View II Apartments and repaid approximately $45,000 in principal and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom Insignia Properties LP ("IPLP") an affiliate of the Managing General Partner and of AIMCO acquired 25,399 Units (41.97% of the Units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $44,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $16,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 7

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

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

10.27

Purchase and Sale Agreement and Joint Escrow Instructions between National Property Investors 7, a California limited partnership, and the affiliated Selling Partnerships and California State Teachers’ Retirement System, a public entity, dated November 14, 2005 (incorporated by reference to the registrant’s current report on Form 8-K dated November 14, 2005 and filed on December 13, 2005).

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

Date:  March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 7 (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.