Form 10QSB
period 2006-03-31
NATIONAL PROPERTY INVESTORS 7
filed 2006-05-12
CIK 732439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).   Yes  _    No _X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 84
Receivables and deposits		84
Restricted escrow		76
Other assets		215
Investment property:
Land	$ 1,094
Buildings and related personal property	10,797
	11,891
Less accumulated depreciation	(8,045)	3,846
		$ 4,305
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 69
Tenant security deposit liabilities		42
Accrued property taxes		13
Other liabilities		123
Due to affiliates (Note B)		561
Mortgage note payable		4,815

Partners' Deficit:
General partner	$ (315)
Limited partners (60,517 units
issued and outstanding)	(1,003)	(1,318)
		$ 4,305

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 363	$ 299
Other income	25	17
Total revenues	388	316

Expenses:
Operating	193	135
General and administrative	27	32
Depreciation	107	100
Interest	101	97
Property taxes	10	12
Total expenses	438	376

Net loss	$ (50)	$ (60)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(49)	(59)

	$ (50)	$ (60)

Net loss per limited partnership unit	$ (0.81)	$ (0.97)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,517	$ 1	$30,259	$30,260

Partners' deficit at
December 31, 2005	60,517	$ (314)	$ (954)	$(1,268)

Net loss for the three months
ended March 31, 2006	--	(1)	(49)	(50)

Partners' deficit at
March 31, 2006	60,517	$ (315)	$(1,003)	$(1,318)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (50)	$ (60)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	107	100
Amortization of loan costs	2	2
Change in accounts:
Receivables and deposits	44	(14)
Other assets	(47)	(17)
Accounts payable	22	(34)
Tenant security deposit liabilities	7	--
Accrued property taxes	10	12
Other liabilities	(45)	(25)
Due to affiliates	(2)	(2)
Net cash provided by (used in) operating activities	48	(38)

Cash flows from investing activities:
Property improvements and replacements	(108)	(72)
Net withdrawals from restricted escrow	--	68
Net cash used in investing activities	(108)	(4)

Cash flows from financing activities:
Payments on mortgage note payable	(41)	(38)
Repayment of advances from affiliates	(18)	--
Advances from affiliates	79	--
Net cash provided by (used in) financing activities	20	(38)

Net decrease in cash and cash equivalents	(40)	(80)

Cash and cash equivalents at beginning of period	124	248

Cash and cash equivalents at end of period	$ 84	$ 168

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 112	$ 88

Included in property improvements and replacements for the three months ended March 31, 2006 is approximately $68,000 of improvements, which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 7 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

On November 14, 2005, the Partnership and seven other partnerships that own nine apartment complexes (the “Selling Partnerships”) entered into a purchase and sale agreement with a third party, to sell nine apartment complexes (collectively the “Properties” and individually a “Property”) owned by the Selling Partnerships to an entity that is affiliated with AIMCO Properties, LP, an affiliate of the Registrant’s general partner.  The Purchaser agreed to pay the Selling Partnerships a total base purchase price of $98,010,000, of which $9,790,000 was  allocated to Fairway View II. The total purchase price was reduced by a credit for immediate capital needs of $11,190,000, of which $2,040,000 was allocated to Fairway View II, resulting in a net purchase price allocation to Fairway View II of $7,750,000.  Each of the Selling Partnerships is affiliated with AIMCO Properties.  The sales of the other eight apartment complexes have already closed.  The sale of Fairway View II Apartments is subject to limited partner approval, which was mailed to the limited partners in May 2006.

The Partnership reviewed Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” at March 31, 2006 to determine whether the Partnership’s sole investment property, Fairway View II, qualifies for held for sale accounting treatment.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2006 and therefore continues to report the assets and liabilities of Fairway View II as held for investment and the operations of Fairway View II as continuing operations.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No.154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $16,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $29,000 and $26,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $8,000 respectively.  At March 31, 2006, approximately $36,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations.  No such fees were earned or paid during the three months ended March 31, 2006 and 2005.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee.  The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the three months ended March 31, 2006 or 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 9.75% at March 31, 2006. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments.  No such advances were received during the three months ended March 31, 2005.  During the three months ended March 31, 2006, the Partnership paid approximately $45,000 in principal payments and accrued interest.  There were no such payments during the three months ended March 31, 2005.  Interest expense for the three months ended March 31, 2006 and 2005 was approximately $13,000 and 5,000, respectively. At March 31, 2006, approximately $525,000 in principal and accrued interest was included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2006 and 2005:

Property	Average Occupancy
	2006	2005

Fairway View II Apartments	96%	86%
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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2006 and 2005 was approximately $50,000 and $60,000, respectively. The decrease in net loss for the three months ended March 31, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income and other income.  Rental income increased due to an increase in occupancy and the average annual rental rate at the investment property. Other income increased primarily due to an increase in corporate unit rent.

Total expenses increased primarily due to an increase in operating and depreciation expenses.  Operating expense increased due to an increase in property and maintenance expenses.  Property expense increased due to an increase in corporate unit expense and utilities.  Maintenance expenses increased due to an increase in contract services at the investment property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the general partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $84,000 compared to approximately $168,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $40,000 from December 31, 2005 is due to approximately $108,000 of cash used in investing activities, partially offset by approximately $48,000 and $20,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering Fairway View II Apartments and repayments of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 9.75% at March 31, 2006. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments. No such advances were received during the three months ended March 31, 2005. During the three months ended March 31, 2006, the Partnership paid approximately $45,000 in principal payments and accrued interest.  There were no such payments during the three months ended March 31, 2005.  Interest expense for the three months ended March 31, 2006 and 2005 was approximately $13,000 and 5,000, respectively. At March 31, 2006, approximately $525,000 in principal and accrued interest was included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership’s property are detailed below.

Fairway View II Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $40,000 of capital improvements at Fairway View II Apartments, consisting primarily of electrical upgrades, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow and an advance from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves and advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $4,815,000 matures December 1, 2021 at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

No distributions were made during the three months ended March 31, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 7

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 12, 2006

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.