Form 10QSB
period 2006-06-30
NATIONAL PROPERTY INVESTORS 7
filed 2006-08-11
CIK 732439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

STATEMENT OF NET ASSETS IN LIQUIDATION

 (Unaudited)

(in thousands)

June 30, 2006

Assets
Cash and cash equivalents	$ 1,994
Receivables and deposits	180
2,174
Liabilities
Accounts payable	122
Other liabilities	51
Estimated costs during the period of liquidation (Note B)	49
Due to affiliates (Note C)	46
268
Net assets in liquidation	$ 1,906

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued
operations (Note A):
Revenues
Rental income	353	286	716	585
Other income	24	25	49	42
Total revenues	377	311	765	627

Expenses
Operating	214	129	407	264
General and administrative	27	37	54	69
Depreciation	113	100	220	200
Interest	100	88	201	185
Property taxes	11	13	21	25
Loss on extinguishment of debt	844	--	844	--
Total expenses	1,309	367	1,747	743

Loss from discontinued operations	(932)	(56)	(982)	(116)
Gain on sale of discontinued operations
(Note D)	4,205	--	4,205	--

Net income (loss)	$ 3,273	$ (56)	$ 3,223	$ (116)

Net income (loss) allocated to general
partner (1%)	$ 33	$ --	$ 32	$ (1)
Net income (loss) allocated to limited
partners (99%)	3,240	(56)	3,191	(115)

	$ 3,273	$ (56)	$ 3,223	$ (116)
Per limited partnership unit:
Loss from discontinued
operations	$(15.25)	$ (0.93) --	$(16.06)	$ (1.90)
Gain on sale of discontinued
operations	68.79	--	68.79	--

	$ 53.54	$ (0.93)	$ 52.73	$ (1.90)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,517	$ 1	$30,259	$30,260

Partners' deficit
at December 31, 2005	60,517	$ (314)	$ (954)	$(1,268)

Net income for the six months
ended June 30, 2006	--	32	3,191	3,223

Partners' (deficiency) capital
at June 30, 2006	60,517	$ (282)	$ 2,237	$ 1,955

Adjustment to liquidation basis
(Note B)				(49)

Net assets in liquidation at
June 30, 2006				$ 1,906

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 3,223	$ (116)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Bad debt expense	12	11
Depreciation	220	200
Amortization of loan costs	4	3
Loss on early extinguishment of debt	844	--
Gain on sale of investment property	(4,205)	--
Change in accounts:
Receivables and deposits	12	(63)
Other assets	26	(4)
Accounts payable	19	(42)
Tenant security deposit liabilities	(35)	--
Accrued property taxes	(3)	25
Due to affiliates	(42)	(9)
Other liabilities	(117)	(50)
Net cash used in operating activities	(42)	(45)

Cash flows from investing activities:
Property improvements and replacements	(123)	(116)
Net receipts from restricted escrows	--	106
Net proceeds from sale of discontinued operations	7,351	--
Net cash provided by (used in) investing activities	7,228	(10)

Cash flows from financing activities:
Repayment of mortgage note payable	(4,772)	--
Advances from affiliates	79	--
Payment of advances from affiliate	(539)	(27)
Payments on mortgage note payable	(84)	(91)
Net cash used in financing activities	(5,316)	(118)

Net increase (decrease) in cash and cash equivalents	1,870	(173)

Cash and cash equivalents at beginning of period	124	248

Cash and cash equivalents at end of period	$ 1,994	$ 75

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 243	$ 217
Supplemental disclosure of non-cash activity:
Restricted escrow transferred to receivables and deposits
for sold property	$ 76	$ --

Included in property improvements and replacements for the six months ended June 30, 2006 is approximately $68,000 of improvements, which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2006, National Property Investors 7 (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Sale of Discontinued Operations”). The General Partner of the Partnership is NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at June 30, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

The Managing General Partner estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the legal cases disclosed in “Note E – Contingencies”, is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2006 and 2005 reflect the operations of Fairway View II Apartments as loss from discontinued operations due to its sale to a third party on June 27, 2006. (As discussed in “Note D”).

Certain 2005 balances have been restated to conform with the 2006 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at June 30, 2006, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $49,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (49)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 and $30,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $41,000 and $42,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations.  The portion of these reimbursements included in gain on sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $11,000 respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations.  No such fees were earned or paid during the six months ended June 30, 2006 and 2005.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee.  The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the six months ended June 30, 2006 or 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 10.25% at June 30, 2006. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments.  No such advances were received during the six months ended June 30, 2005.  During the six months ended June 30, 2006 and 2005, the Partnership paid approximately $583,000 and $40,000 in principal payments and accrued interest, respectively.  Interest expense for the six months ended June 30, 2006 and 2005 was approximately $26,000 and $11,000, respectively.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the six months ended June 30, 2006, these preferences were met and the Managing General Partner was entitled to approximately $46,000 related to the sale of Fairway View II Apartments and is included in due to affiliates.

The Partnership insured its former property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insured its former property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $35,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D - Sale of Discontinued Operations

On June 27, 2006, the Partnership sold Fairway View II Apartments to a third party, for net proceeds of approximately $7,351,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,772,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $4,205,000 as a result of the sale.  The property’s operations of approximately $982,000 and $116,000 are shown as loss from discontinued operations and include revenues of approximately $765,000 and $627,000 for the six months ended June 30, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $844,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that is not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition.

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

Results of Operations

As of June 30, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Fairway View II Apartments, on June 27, 2006.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $3,273,000 and $3,223,000 for the three and six months ended June 30, 2006 compared to net loss of approximately $56,000 and $116,000 for the three and six months ended June 30, 2005.  The increase in net income is due to a gain on sale of discontinued operations in 2006, partially offset by an increase in loss from discontinued operations.

On June 27, 2006, the Partnership sold Fairway View II Apartments to a third party, for net proceeds of approximately $7,351,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,772,000 of net proceeds to repay the mortgage encumbering the property.   The Partnership realized a gain of approximately $4,205,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $844,000 as a result of unamortized loan costs written off and payment of a prepayment penalty.  This amount is included in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2006 and 2005 reflect the operations of Fairway View II Apartments as loss from discontinued operations due to its sale to a third party on June 27, 2006. (As discussed in “Note D”).

Excluding the impact of the gain on sale of discontinued operations in 2006, the Partnership’s loss from discontinued operations was approximately $932,000 and $982,000 for the three and six months ended June 30, 2006 respectively, as compared to loss from discontinued operations of approximately $56,000 and $116,000 for the three and six months ended June 30, 2005 respectively.  The increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for both the three and six months ended June 30, 2006 due to an increase in rental income related to Fairway View II Apartments.  Rental income at Fairway View II Apartments increased due to an increase in occupancy and an increase in the average rental rate.

Total expenses increased for both the three and six months ended June 30, 2006 primarily due to the loss on early extinguishment of debt as a result of the sale of Fairway View II Apartments on June 27, 2006 and an increase in operating expenses.   Operating expenses for Fairway View II Apartments increased during the three and six months ended June 30, 2006 as a result of increases in salaries and related benefits, hazard insurance premiums, contract labor and cleaning services, exterminating and trash removal expenses.

General and administrative expense decreased for the three and six months ended June 30, 2006 due to a decrease in management reimbursements to the managing general partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2006 due to the sale of its remaining investment property (see “Note A”) and there are no other capital sources available to the Partnership.

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $1,994,000 compared to approximately $75,000 at June 30, 2005.  Cash and cash equivalents increased approximately $1,870,000 since December 31, 2005 due to approximately $7,228,000 of cash provided by investing activities partially offset by approximately $42,000 and $5,316,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Fairway View II Apartments partially offset by property improvements and replacements. Cash used in financing activities consisted of repayments of advances from affiliates, principal payments made on the mortgage encumbering the Partnership's investment property and repayment of the mortgage note payable as a result of the sale of Fairway View II Apartments, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 10.25% at June 30, 2006. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments.  No such advances were received during the six months ended June 30, 2005.  During the six months ended June 30, 2006 and 2005, the Partnership paid approximately $583,000 and $40,000 in principal payments and accrued interest, respectively.  Interest expense for the six months ended June 30, 2006 and 2005 was approximately $26,000 and $11,000, respectively.

Fairway View II Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $55,000 of capital improvements at Fairway View II Apartments, consisting primarily of electrical upgrades, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property was sold to a third party on June 27, 2006.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at June 30, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the financial statements.

Included in the statement of net assets in liquidation as of June 30, 2006 is approximately $49,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2006.

There were no distributions paid during the six months ended June 30, 2006 and 2005. The Managing General Partner is currently evaluating the amount of sales proceeds to distribute to partners and expects to pay a distribution during the third quarter of 2006. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any additional distributions to its partners in 2006.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2006, the Partnership sought the vote of the limited partners to consent to the sale of Fairway View II Apartments because Fairway View II is the only property currently owned by the Partnership, and per the Partnership Agreement its sale required the consent of limited partners owning more than 50% of the outstanding limited partnership units. As of May 30, 2006, the requisite percent of limited partnership units voted in favor of the sale.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 7

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.