Form 10QSB
period 2006-09-30
NATIONAL PROPERTY INVESTORS 7
filed 2006-11-14
CIK 732439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 7

STATEMENT OF NET ASSETS IN LIQUIDATION

 (Unaudited)

(in thousands)

September 30, 2006

Assets
Cash and cash equivalents	$ 830
Receivables and deposits	36
866
Liabilities
Accounts payable	10
Other liabilities	14
Estimated costs during the period of liquidation (Note B)	34
58
Net assets in liquidation	$ 808

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From
July 1, 2006 to
September 30, 2006

Net assets in liquidation at beginning of period	$ 1,906

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(1,164)
Decrease in receivables and deposits	(144)
Decrease in accounts payable	112
Decrease in other liabilities	37
Decrease in due to affiliates	46
Decrease in estimated costs during the period of liquidation	15
Net assets in liquidation at end of period	$ 808

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Period From	Three Months	Nine Months
	January 1, 2006	Ended	Ended
	to June 30, 2006	September 30,	September 30,
	2006	2005	2005
		(Restated)	(Restated)

Income from continuing
operations	$ --	$ --	$ --
Income (loss) from
discontinued operations
(Note A):
Revenues
Rental income	716	294	879
Other income	49	21	63
Total revenues	765	315	942

Expenses
Operating	407	172	436
General and administrative	54	28	97
Depreciation	220	102	302
Interest	201	89	274
Property taxes	21	12	37
Loss on early extinguishment of debt	844	--	--
Total expenses	1,747	403	1,146

Loss from discontinued
operations	(982)	(88)	(204)
Gain on sale of discontinued
operations (Note D)	4,205	--	--

Net income (loss)	$ 3,223	$ (88)	$ (204)

Net income (loss) allocated to
general partner (1%)	$ 32	$ (1)	$ (2)
Net income (loss) allocated to
limited partners (99%)	3,191	(87)	(202)

	$ 3,223	$ (88)	$ (204)
Per limited partnership unit:
Loss from discontinued
operations	$ (16.06)	$ (1.44)	$ (3.34)
Gain on sale of discontinued
operations	68.79	--	--

	$ 52.73	$ (1.44)	$ (3.34)

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

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 7

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period From	Nine Months
	January 1, 2006 to	Ended
	June 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 3,223	$ (204)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	220	302
Bad debt expense	12	18
Amortization of loan costs	4	7
Loss on early extinguishment of debt	844	--
Gain on sale of discontinued operations	(4,205)	--
Change in accounts:
Receivables and deposits	12	(93)
Other assets	26	--
Accounts payable	19	(37)
Tenant security deposit liabilities	(35)	5
Accrued property taxes	(3)	37
Due to affiliates	(42)	9
Other liabilities	(117)	17
Net cash (used in) provided by operating
activities	(42)	61

Cash flows from investing activities:
Property improvements and replacements	(123)	(270)
Net receipts from restricted escrows	--	106
Net proceeds from sale of discontinued operations	7,351	--
Net cash provided by (used in) investing
activities	7,228	(164)
Cash flows from financing activities:
Repayment of mortgage note payable	(4,772)	--
Advances from affiliates	79	122
Repayment of advances from affiliates	(539)	(27)
Payments on mortgage notes payable	(84)	(118)
Net cash used in financing activities	(5,316)	(23)

Net increase (decrease) in cash and cash equivalents	1,870	(126)
Cash and cash equivalents at beginning of period	124	248

Cash and cash equivalents at end of period	$ 1,994	$ 122

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 243	$ 274

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 76	$ 70

Include in property improvements and replacements for the six months ended June 30, 2006 is approximately $68,000 of improvements, which were included in accounts payable at December 31, 2005.

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

The accompanying statements of discontinued operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Fairway View II Apartments, which sold in 2006, as loss from discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Certain 2005 balances have been restated to conform with the 2006 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at June 30, 2006, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $49,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 and $45,000 for the six months ended June 30, 2006 and the nine months ended September 30, 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $76,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations.  The portion of these reimbursements included in gain on sale of discontinued operations for the six months ended June 30, 2006 and the nine months ended September 30, 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $31,000 respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $150,000 per year from distributions from operations, based upon the number of Partnership units sold, subject to certain limitations.  No such fees were earned or paid during the nine months ended September 30, 2006 and 2005.

For managing the affairs of the Partnership, the Managing General Partner of the Partnership is entitled to receive a partnership management fee.  The fee is equal to 4% of the Partnership's adjusted cash from operations, as defined in the Partnership Agreement, in any year, provided that 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 5% of the limited partners' adjusted invested capital, as defined, on a non-cumulative basis. In addition, 50% of the fee shall not be paid until the Partnership has distributed to the limited partners adjusted cash from operations in such year which is equal to 8% of the limited partners' adjusted invested capital on a non-cumulative basis. The fee shall be paid when adjusted cash from operations is distributed to the limited partners. The Managing General Partner was not entitled to receive this fee during the nine months ended September 30, 2006 or 2005.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum, approximately 10.25% at September 30, 2006. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 and $122,000, respectively, to pay outstanding accounts payable and for property improvements and replacements at Fairway View II Apartments.  During the nine months ended September 30, 2006 and 2005, the Partnership paid approximately $583,000 and $40,000, respectively, in principal payments and accrued interest.  Interest expense for the six months ended June 30, 2006 and the nine months ended September 30, 2005 was approximately $26,000 and $18,000, respectively.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. During the nine months ended September 30, 2006, these preferences were met and the Managing General Partner was entitled to approximately $46,000 related to the sale of Fairway View II Apartments.

The Partnership insured its former property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insured its former property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $22,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note D - Sale of Discontinued Operations

On June 27, 2006, the Partnership sold Fairway View II Apartments to a third party, for net proceeds of approximately $7,351,000 after a deduction for immediate capital needs, a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $4,772,000 of net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $4,205,000 as a result of the sale.  The property’s operations of approximately $982,000 and $204,000 are shown as loss from discontinued operations and include revenues of approximately $765,000 and $942,000 for the six months ended June 30, 2006 and the nine months ended September 30, 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $844,000 as a result of unamortized loan costs written off and payment of a prepayment penalty during the six months ended June 30, 2006.  This amount is included in loss from discontinued operations.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the desertification motion in the district of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

During the period from July 1, 2006 to September 30, 2006, net assets in liquidation decreased by approximately $1,098,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents and receivables and deposits, partially offset by decreases in accounts payable, other liabilities, due to affiliates, and the estimated costs during the period of liquidation. The decrease in cash and cash equivalents is primarily due to the distribution of proceeds from the sale of Fairway View II Apartments. The decrease in receivables and deposits is primarily due to refunds of escrows and prepaid insurance.  The decreases in accounts payable and other liabilities are primarily due to the payment of insurance premiums, capital improvements and a reduction in the estimates established for liabilities related to the sale of Fairway View II Apartments. The decrease in due to affiliate is due to the incentive compensation fees paid to the Managing General Partner related to the sale of Fairway View II Apartments. The decrease in the estimated costs during the period of liquidation is the result of a shorter liquidation period as of September 30, 2006 as compared to June 30, 2006.

Included in the statement of net assets in liquidation as of September 30, 2006 is approximately $34,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2006. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the legal cases disclosed in “Note E – Contingencies”, is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

During the nine months ended September 30, 2006, the Partnership paid a distribution of approximately $1,213,000 or $19.85 per limited partnership unit from proceeds from the sale of Fairway View II Apartments. There were no distributions for the nine months ended September 30, 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available during the period of liquidation to permit any additional distributions to its partners in 2006.

Other

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 42,461.67 limited partnership units (the "Units") in the Partnership representing 70.16% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, DeForest Ventures II L.P., from whom AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, acquired 25,399 Units (41.97% of the units), agreed for the benefit of non-tendering unit holders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as Managing General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the desertification motion in the district of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 7

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

(5)

Incorporated by reference, to the Statement Furnished in Connection With the Solicitation of Consents of the Registrant dated August 28, 1992.

10.27

Purchase and Sale Agreement and Joint Escrow Instructions between National Property Investors 7, a California limited partnership, and the affiliated Selling Partnerships and California State Teachers’ Retirement System, a public entity, dated November 14, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 14, 2005.

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 7 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.